Form 10QSB
period 1999-03-31
DRACO HOLDING CORP/NV
filed 2000-04-21
CIK 787251

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 033-02441-D

                      Draco Holding Corp.
                  ---------------------------
              (Name of Small Business Issuer in its Charter)

          NEVADA                             87-0638750
          ------                             ----------
(State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization)

                       4843 Wallace Lane
                         Salt Lake City, Utah 84117
                         ---------------------------
                 (Address of Principal Executive offices)

                 Issuer's Telephone Number: (801) 209-0545

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No
        ---   ---                    ---      ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.



                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              March 21, 2000

                                  2,034,751

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                               DRACO CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                  March 31, 1999 and December 31, 1998

                               DRACO CORP.
                      (A Development Stage Company)
                             Balance Sheets


ASSETS
                                         March 31,   December 31,
                                         1999          1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   -       $   -

  TOTAL ASSETS                           $   -       $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $      250  $      250

  Total Liabilities                             250         250

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock authorized 500,000,000
  shares at $0.001 par value; 9,347,500
  and 9,347,500 shares issued and
  outstanding, respectively                   9,348       9,348
 Additional paid-in capital                  71,482      71,482
 Deficit accumulated during the development
 stage                                      (81,080)    (81,080)

  Total Stockholders  Equity (Deficit)         (250)       (250)

  TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                     $   -       $   -

                               DRACO CORP.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                         From
                                                     Inception on
                                  For the            December 17,
                             Three Months Ended      1985 Through
                                  March 31,            March 31,
                             1999         1998            1999
REVENUES                    $   -       $   -      $     -

EXPENSES                        -           -            81,080

NET LOSS                    $   -       $   -           (81,080)


BASIC LOSS PER SHARE        $    (0.00) $  (0.00)

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       9,347,500   9,347,500

                               DRACO CORP.
                      (A Development Stage Company)
              Statements of Stockholders  Equity (Deficit)
         From Inception on December 17, 1985 through March 31, 1999
                                                                  Deficit
                                                               Accumulated
                                                   Additional   During the
                                   Common Stock     Paid-in    Development
                                Shares     Amount   Capital     Stage
Balance at inception on
December 17, 1985                      -   $     -  $     -      $     -

Common stock issued for cash
at $0.02                         4,000,000     4,000    4,000          -

Common stock issued for cash
at $0.20 per share               5,347,500     5,348  101,602          -

Stock offering costs                   -         -    (34,220)         -

Net loss from inception on
December 17, 1985 through
December 31, 1996                      -         -        -        (80,830)

Balance, December 31, 1996       9,347,500     9,348   71,382      (80,830)

Contributed capital for expenses       -         -        100          -

Net loss for the year ended
 December 31, 1997                     -         -        -           (100)

Balance, December 31, 1997       9,347,500     9,348   71,482      (80,930)

Net loss for the year ended
 December 31, 1998                     -         -        -           (150)

Balance, December 31, 1998       9,347,500   $ 9,348  $71,482   $  (81,080)

Balance, March 31, 1999
(unaudited)                      9,347,500   $ 9,348  $71,482   $  (81,080)

                                 DRACO CORP.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)

                                                         From
                                                     Inception on
                                      For the        December 17,
                                Three Months Ended   1985 Through
                                     March 31,         March 31,
                                 1999        1998        1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                     $   -       $   -      $    (81,080)

  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
   Contributed capital for
   expenses                        -           -              100
   Increase (decrease) in
   accounts payable                -           -              250

     Net Cash Used by Operating
      Activities                   -           -          (80,730)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                       -           -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Stock offering costs             -           -          (34,220)
  Issuance of common stock for
  cash                             -           -          114,950

   Net Cash Provided by Financing
    Activities                     -           -           80,730

NET INCREASE (DECREASE)
 IN CASH                           -           -                -

CASH AT BEGINNING OF PERIOD        -           -                -

CASH AT END OF PERIOD          $   -       $   -          $     -

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION

Cash paid for:

  Interest                     $   -       $   -          $     -
  Income taxes                 $   -       $   -          $     -

                                  DRACO CORP.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                     March 31, 1999 and December 31, 1998


NOTE 1 -CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company s December 31, 1998 audited financial statements. The results of operations for periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORP.

     4-14-00                        /s/ Lane Clisssold
Date:__________                        By:_________________
                                            Lane Clissold
                                            Director and
                                          President

     4-14-00                       /s/ Steven D. Moulton
Date:__________                         By:_________________
                                           Steven D. Moulton
                                           Director and
                                           Secretary/Treasurer