Form 10QSB
period 1999-06-30
DRACO HOLDING CORP/NV
filed 2000-04-21
CIK 787251

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                   June 30, 1999 and December 31, 1998

                               DRACO CORP.
                      (A Development Stage Company)
                             Balance Sheets


ASSETS
                                         June 30,   December 31,
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

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock authorized 500,000,000
  shares at $0.001 par value; 9,347,500
  and 9,347,500 shares issued and
  outstanding, respectively                   9,348       9,348
 Additional paid-in capital                  71,482      71,482
 Deficit accumulated during the development
 stage                                      (81,080)    (81,080)

  Total Stockholders  Equity (Deficit)         (250)       (250)

  TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                     $   -       $   -

                               DRACO CORP.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                              From
                                                          Inception on
                       For the           For the          December 17,
                  Six Months Ended   Three Months Ended   1985 Through
                       June 30,          June 30,           June 30,
                  1999        1998      1999      1998       1999
REVENUES$           -        $  -      $  -      $  -      $       -

EXPENSES            -           -         -         -         81,080

NET LOSS          $ -        $  -      $  -      $  -      $  81,080


BASIC LOSS PER
SHARE             $(0.00)    $(0.00)   $(0.00)   $(0.00)

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        9,347,500 9,347,500 9,347,500 9,347,500

                                 DRACO CORP.
                        (A Development Stage Company)
                 Statements of Stockholders  Equity (Deficit)
          From Inception on December 17, 1985 through June 30, 1999
<CAPITON>
                                                                  Deficit
                                                               Accumulated
                                                   Additional   During the
                                   Common Stock     Paid-in    Development
                                Shares     Amount   Capital     Stage
Balance at inception on
December 17, 1985                      -   $     -  $     -      $     -

Common stock issued for cash
at $0.02                         4,000,000     4,000    4,000          -

Common stock issued for cash
at $0.20 per share               5,347,500     5,348  101,602          -

Stock offering costs                   -         -    (34,220)         -

Net loss from inception on
December 17, 1985 through
December 31, 1996                      -         -        -        (80,830)

Balance, December 31, 1996       9,347,500     9,348   71,382      (80,830)

Contributed capital for expenses       -         -        100          -

Net loss for the year ended
 December 31, 1997                     -         -        -           (100)

Balance, December 31, 1997       9,347,500     9,348   71,482      (80,930)

Net loss for the year ended
 December 31, 1998                     -         -        -           (150)

Balance, December 31, 1998       9,347,500   $ 9,348  $71,482   $  (81,080)

Net loss for the six months ended
 June 30, 1999 (unaudited)            -         -        -            -

Balance, June 30, 1999
(unaudited)                        9,347,500   $ 9,348  $71,482   $  (81,080)

                                  DRACO CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                              From
                                                          Inception on
                       For the           For the          December 17,
                  Six Months Ended   Three Months Ended   1985 Through
                       June 30,          June 30,           June 30,
                  1999        1998      1999      1998       1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss          $      -     $    -    $     -    $     - $ (81,080)

Adjustments to
reconcile net loss
to net cash used by
operating activities:
 Contributed capital
 for expenses            -          -         -          -       100
 Increase (decrease)
 in accounts payable     -          -         -          -       250

  Net Cash Used by
  Operating Activities   -          -         -          -   (80,730)

CASH FLOWS FROM INVESTING
 ACTIVITIES:             -          -         -          -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Stock offering costs    -          -         -          -   (34,220)
 Issuance of common
 stock for cash          -          -         -          -   114,950

  Net Cash Provided by
  Financing Activities   -          -         -          -    80,730

NET INCREASE (DECREASE)
 IN CASH                 -          -         -          -         -

CASH AT BEGINNING OF
PERIOD                   -          -         -          -         -

CASH AT END OF PERIOD  $ -       $  -      $  -       $  -      $  -

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

Cash paid for:

 Interest              $ -       $  -      $ -        $ -       $  -
 Income taxes          $ -       $  -      $ -        $ -       $  -

                                DRACO CORP.
                      (A Development Stage Company)
                     Notes to the Financial Statements
                    June 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company s December 31, 1998 audited financial statements. The results of operations for periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

                                        DRACO HOLDING CORP.

     4-14-00                          /s/ Lane Clisssold
Date:__________                         By:_______________
                                            Lane Clissold
                                            Director and
                                          President

     4-14-00                          /s/ Steven D. Moulton
Date:__________                         By:_______________
                                           Steven D. Moulton
                                           Director and
                                           Secretary/Treasurer