Form 10QSB
period 1999-09-30
DRACO HOLDING CORP/NV
filed 2000-04-21
CIK 787251

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended Sept 30, 1999

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

                        DRACO HOLDING CORPORATION
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                September 30, 1999 and December 31, 1998

                        DRACO HOLDING CORPORATION
                      (A Development Stage Company)
                             Balance Sheets


ASSETS
                                         September 30, December 31,
                                         1999             1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   45,240  $   -

  TOTAL ASSETS                           $   45,240  $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $      140  $      250

  Total Liabilities                             140         250

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock authorized 500,000,000
  shares at $0.001 par value; 2,034,750
  and 934,750 shares issued and outstanding,
  respectively                                2,035         935
 Additional paid-in capital                 133,795      79,895
 Deficit accumulated during the development
 stage                                      (90,730)    (81,080)

  Total Stockholders  Equity (Deficit)       45,100        (250)

  TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                     $   45,240  $   -

                        DRACO HOLDING CORPORATION
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                                  From
                                                               Inception on
                          For the             For the          December 17,
                      Three Months Ended  Nine Months Ended    1985 Through
                       September 30,        September 30,      September 30,
                     1999        1998     1999      1998           1999
REVENUES           $    -       $    -    $    -    $    -       $    -

EXPENSES              9,650          -       9,650       -         90,730

NET LOSS           $ (9,650)    $    -    $ (9,650) $    -       $(90,730)

BASIC NET LOSS PER
 SHARE OF COMMON
 STOCK             $  (0.01)    $  (0.00) $  (0.01) $  (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING 1,115,572    934,750  1,115,572  934,750

                        DRACO HOLDING CORPORATION
                      (A Development Stage Company)
              Statements of Stockholders  Equity (Deficit)
     From Inception on December 17, 1985 Through September 30, 1999
                                                                  Deficit
                                                               Accumulated
                                                   Additional   During the
                                   Common Stock     Paid-in    Development
                                Shares     Amount   Capital     Stage
Balance at inception on
December 17, 1985                      -   $     -  $     -      $     -

Common stock issued for cash
at $0.02                         4,000,000     4,000    4,000          -

Common stock issued for cash
at $0.20 per share               5,347,500     5,348  101,602          -

Stock offering costs                   -         -    (34,220)         -

Net loss from inception on
December 17, 1985 through
December 31, 1996                      -         -        -        (80,830)

Balance, December 31, 1996       9,347,500     9,348   71,382      (80,830)

Contributed capital for expenses       -         -        100          -

Net loss for the year ended
 December 31, 1997                     -         -        -           (100)

Balance, December 31, 1997       9,347,500     9,348   71,482      (80,930)

Net loss for the year ended
 December 31, 1998                     -         -        -           (150)

Balance, December 31, 1998       9,347,500   $ 9,348  $71,482   $  (81,080)

Common stock issued for cash at
 $0.05 per share (unaudited)     1,000,000     1,000   49,000          -

Common stock issued for services
 at $0.05 per share (unaudited)    100,000       100    4,900          -

Net loss for the nine months ended
 September 30, 1999 (unaudited)        -         -        -         (9,650)

Balance, September 30, 1999
(unaudited)                      2,034,750   $ 2,035 $133,795   $  (90,730)

                         DRACO HOLDING CORPORATION
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)
                                                                  From
                                                               Inception on
                          For the             For the          December 17,
                      Three Months Ended  Nine Months Ended    1985 Through
                       September 30,        September 30,      September 30,
                     1999        1998     1999      1998           1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss           $ (9,650)  $     -    $(9,650)  $    -     $ (90,730)
  Adjustments to
  reconcile net loss to
  net cash used by
  operating activities:
   Contributed capital
   for expenses           -           -        -          -           100
   Stock issued for
   services             5,000         -      5,000        -         5,000
   Increase (decrease)
   in accounts payable   (110)        -       (110)       -           140

Net Cash Used by
Operating Activities   (4,760)        -     (4,760)       -       (85,490)

CASH FLOWS FROM INVESTING
 ACTIVITIES:              -           -        -          -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Stock offering costs    -           -        -          -       (34,220)
  Issuance of common
  stock for cash       50,000         -     50,000        -       164,950

   Net Cash Provided
   by Financing
   Activities          50,000         -     50,000        -       130,730

NET INCREASE (DECREASE)
 IN CASH               45,240         -     45,240        -        45,240

CASH AT BEGINNING OF
PERIOD                    -           -        -          -           -

CASH AT END OF PERIOD $45,240       $ -   $ 45,240    $   -      $ 45,240

CASH PAID FOR:

  Interest            $   -         $ -   $    -      $   -      $    -
  Income taxes        $   -         $ -   $    -      $   -      $    -

                        DRACO HOLDING CORPORATION
                      (A Development Stage Company)
                     Notes to the Financial Statements
                 September 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company s December 31, 1998 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - STOCK TRANSACTIONS

  On August 18, 1999, the Company issued 10,000,000 unrestricted shares of common voting stock for cash contribution of $50,000, and 1,000,000 shares of common voting stock for services rendered valued at $5,000.

  On September 13, 1999, the Company effected a reverse split of the issued and outstanding common stock on the basis of one share for 10, while retaining the authorized shares at 500,000,000 shares and retaining the par value of one mil ($0.001) per share. The reverse stock split has been applied retroactively to the financial statements.

NOTE 3 - MERGER

  On September 13, 1999, Draco Corp. (Draco-Utah) filed Articles of Merger, whereby it merged into Draco Holding Corporation (a Nevada corporation formed on August 20, 1999.) Draco Holding Corporation became the surviving corporation, assuming all the assets and obligations of Draco-Utah. At the time of the merger, each outstanding share of common stock of Draco-Utah, and all fractional shares were rounded to the nearest whole share. Draco Holding Corporation is the surviving entity for legal purposes, and the historical financial information of Draco-Utah became Draco Holding Corporation s financial statements for accounting purposes.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

         On September 10, 1999, at the annual meeting of the Company's stockholders, the holders of 11,009,375 shares (representing approximately 54%) of the Company's issued and outstanding common stock voted to: (i) elect Steven Moulton; Lane Clissold; and Diane Reed to the Company's Board of Directors, with each to serve until the next annual meeting of stockholders or his or her prior death, resignation or termination and the qualification of his or her successor; (ii) effect a reverse split of the Company's issued and outstanding common stock in the ratio of one share for 10, while retaining the authorized shares at 500,000,000 shares and retaining the par value at one mill ($0.001) per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of the Company; and (iii) change the Company's domicile from the State of Utah to the State of Nevada by merging the Company into its wholly-owned subsidiary, Draco Holding Corp., a Nevada corporation ("Draco Nevada"), which was incorporated on August 26, 1999.

         The Company filed Articles of Amendment effectuating its reverse split with the Utah Division of Corporations on September 14, 1999. See Item 6 of this Report.

         On September 13, 1999, the Boards of Directors of the Company and of Draco Nevada voted to approve the Company's merger into Draco Nevada, and Articles of Merger effecting the merger were filed with the Nevada Secretary of State and the Utah Division of Corporations on September 14, 1999, and September 16, 1999, respectively. See Item 6 of this Report.


Item 5.   Other Information.

         On August 17, 1999, each of the Company's former directors and executive officers resigned and appointed Lane Clissold; Steven Moulton; and Diane Reed to serve as directors in their stead. The new Board of Directors then elected Mr. Clissold to serve as the Company's President; Ms. Reed as its Vice President; and Mr. Moulton as its Secretary/Treasurer.

             On the same date, the Company's new Board of Directors unanimously voted to authorize Steven Moulton to negotiate with a business associate for the formation of a wholly-owned subsidiary to operate an equipment rental business and report back to the Board of Directors.

         On August 18, 1999, the Company's Board of Directors unanimously voted to issue 5,000,000 "unregistered" and "restricted" shares of the Company's common stock each to Steven Moulton and Lane Clissold in consideration of services rendered to the Company and each recipient's payment to the Company of $25,000.

         On October 13, 1999, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously voted to adopt and ratify a prior forward split of the Company's common stock in the ratio of five for one, while retaining the authorized shares at 500,000,000 and the par value at one mill ($0.001).

         On March 3, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously voted to purchase 1,000 shares of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax"), in order to make Jump'n Jax a wholly-owned subsidiary. Jump'n Jax will operate the Company's business of leasing inflatable balloons for parties and outdoor activities in Southern Utah. The Board of Directors further resolved to loan $10,000 to Jump'n Jax to allow it to commence operations, and to elect Steven Moulton as Jum'n Jax' director, with James Wheeler; Richard Lamb; and Michelle Wheeler to serve as its President, Vice President and Secretary/Treasurer, respectively.

Item 6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit No.

3.1 Articles of Incorporation of Draco Holding Corp., a Nevada corporation
3.2       Bylaws of Draco Holding Corp., a Nevada corporation

3.3       Articles of Merger

3.4       Articles of Incorporation of JUMP'N JAX, INC., a Utah corporation

27        Financial Data Schedule.


         (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORP.

     4-14-00                         /s/ Lane Clisssold
Date:_________                          By:________________
                                            Lane Clissold
                                            Director and
                                          President

     4-14-00                         /s/ Steven D. Moulton
Date:__________                         By:________________
                                           Steven D. Moulton
                                           Director and
                                           Secretary/Treasurer