Form 10KSB
period 1999-12-31
DRACO HOLDING CORP/NV
filed 2000-04-21
CIK 787251

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 033-02441-D


                           DRACO HOLDING CORP.
                           -------------------
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


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1999 - $934.75. There are approximately 934,750 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

          (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                        Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date

                         April 1, 2000

                           2,034,750


              DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

Business.
---------

         On August 17, 1999, each of the former directors and executive officers of Draco Corp., a Utah corporation "Draco-Utah" resigned and appointed Lane Clissold; Steven Moulton; and Diane Reed to serve as directors in their stead. The new Board of Directors then elected Mr. Clissold to serve as Draco-Utah's President; Ms. Reed as its Vice President; and Mr. Moulton as its Secretary/Treasurer.

             On the same date, Draco-Utah's new Board of Directors unanimously voted to authorize Steven Moulton to negotiate with a business associate for the formation of a wholly-owned subsidiary to operate an equipment rental business and report back to the Board of Directors.

         On August 18, 1999, Draco-Utah's Board of Directors unanimously voted to issue 5,000,000 "unregistered" and "restricted" shares of Draco-Utah's common stock each to Steven Moulton and Lane Clissold in consideration of services rendered to Draco-Utah and each recipient's payment to Draco-Utah of $25,000.

         On September 10, 1999, at the annual meeting of Draco-Utah's stockholders, the holders of 11,009,375 shares (representing approximately 54%) of Draco-Utah's issued and outstanding common stock voted to: (i) elect Steven Moulton; Lane Clissold; and Diane Reed to Draco-Utah's Board of Directors, with each to serve until the next annual meeting of stockholders or his or her prior death, resignation or termination and the qualification of his or her successor; (ii) effect a reverse split of Draco-Utah's issued and outstanding common stock in the ratio of one share for 10, while retaining the authorized shares at 500,000,000 shares and retaining the par value at one mill ($0.001) per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of Draco-Utah; and (iii) change Draco-Utah's domicile from the State of Utah to the State of Nevada by merging the Company into its wholly-owned subsidiary, Draco Holding Corporation, a Nevada corporation that had been formed for the sole purpose of changing Draco-Utah's domicile from the State of Utah to the State of Nevada (the "Company").

         On September 13, 1999, the Boards of Directors of the Company and of Draco-Utah voted to approve Draco-Utah's merger into the Company, and Articles of Merger effecting the merger were filed with the Nevada Secretary of State and the Utah Division of Corporations on September 14, 1999, and September 16, 1999, respectively.

         After the merger, the Company became the surviving corporation, assuming all the assets and obligations of Draco-Utah. The Company is the surviving entity for legal purposes, and the historical financial information of Draco-Utah became the Company's financial statements for accounting purposes.

         Draco-Utah filed Articles of Amendment effectuating its reverse split with the Utah Division of Corporations on September 14, 1999. See Item 6 of this Report.

          On October 13, 1999, the Company's Board of Directors unanimously voted to adopt and ratify a prior forward split of Draco-Utah's common stock in the ratio of five for one, while retaining the authorized shares at 500,000,000 and the par value at one mill ($0.001).

         On March 3, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously voted to purchase 1,000 shares of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax"), in order to make Jump'n Jax a wholly-owned subsidiary. Jump'n Jax will operate the Company's business of leasing inflatable balloon houses for parties and outdoor activities in Southern Utah. The Board of Directors further resolved to loan $10,000 to Jump'n Jax to allow it to commence operations, and to elect Steven Moulton as Jum'n Jax' director, with James Wheeler; Richard Lamb; and Michelle Wheeler to serve as its President, Vice President and Secretary/Treasurer, respectively.

Principal Products or Services and their Markets.
-------------------------------------------------

          The principal service offered by the Company is childhood entertainment. The Company currently owns and operates three 15' x 15' bounce houses: Castle Disney, and interchangeable Winnie the Pooh and Sports Superheroes houses. The primary market for these services is young people. Within Washington County, in Southern Utah, over 36% of the 80,000 person population is under age 18. It is expected that the majority of these children will have birthday parties, and we hope to continue to draw our greatest customer base from this. However, we also participate in fairs, carnivals and other events where children are present.

Distribution Methods of the Products or Services.
-------------------------------------------------

          Currently, the Company runs four yellow page adds in Southern Utah, a weekly newspaper spot and a spot on the local cable channel; however word of mouth will be and is the number one source of customers.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          None; not applicable.

Competition.
------------

         The city of St. George has two bounce house services. Hoo-ray Bouncers and A to Z Kids offer the same type of service for about $80 for 3 hours. Their units are about six years old and in need of repair or replacement, while our three units are all under one year old and much safer and cleaner. Our rates are also $15 cheaper than our competition on the week days. A to Z has an advantage in that one of their bounce houses is larger for larger events; however, they are now located in Kanab, Utah, which is almost 80 miles away from St. George.

Sources and Availability of Raw Materials.
------------------------------------------

          The bounce houses are readily available through All American Inflatables of Sacramento, California; Cutting Edge Creations, Inc., of Burnsville, Minnesota; and HEC Services Inc., of Orlando, Florida.

Dependence on One or a Few Major Customers.
-------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          None; not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

        None; not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

         Other than maintaining its good standing in the State of Nevada; complying with applicable local business licensing requirements; preparing its periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"); and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.


Research and Development Expenses.
----------------------------------

         None; not applicable.

Number of Employees.
--------------------

          The Company has two employees, who are both officers and directors of the Company.

Item 2.  Description of Property.
         ------------------------

         The Company uses space inside Joker Joker, a party supply store in St. George, Utah. This space is available at no cost to the Company because Joker Joker sees it as being beneficial for business.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

               There has never been any established "public market" for shares of common stock of the Company. There have been no quotations for common stock of the Company according to The National Quotations Bureau, LLC ("NQB") for at least five years. The Company intends to submit for quotations of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, management does not expect any public market to develop unless and until its operations are successful. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the "holding period" under Rule 144. See the headings "Recent Sales of Unregistered Securities," and "Security Ownership of Certain Beneficial Owners and Management."


Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 36.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------


                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

Steven D. Moulton     8/18/99            5,000,000(1)         $25,000 and
                                                         Services

Lane Clissold         8/18/99            5,000,000(1)         $25,000 and
                                                         Services
Excel Properties *    8/18/99            1,000,000(1)         Services
L.L.C.

* These shares are controlled by Steven Moulton, The Company's Secretary and Treasurer.

          (1) These shares were valued at par value of $0.001 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue operating its bounce houses in Southern Utah.

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing;
making the requisite filings with the Securities and Exchange Commission, and funding operations for its bounce houses. The Company believes that cash on hand will be enough for the next twelve months.

Results of Operations.
----------------------

         Revenues for the fiscal years ended December 31, 1999 and December 31, 1998 were $0 and $0 respectively.

          The Company had a net loss of $12,406 (a loss of $0.01 per share) during the fiscal year ended December 31, 1999, and a net loss of $150 (a loss of $0.00 per share), for the fiscal year ended December 31, 1998.

Liquidity.
----------

          As of December 31, 1999, the Company had cash on hand of $42,344. The Independent Auditors' Report, dated October 14, 2000, accompanying the Company's audited financial statements for the period ended December 31, 1999 and 1998, expresses substantial doubt as to the Company's ability to continue as a going concern. This is due to the fact that the Company is a development stage company with no significant operating results to date.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999, and 1998

          Independent Auditors' Report

          Balance Sheet - December 31, 1999

          Statements of Operations for the Years Ended
          December 31, 1999 and 1998, and from Inception on December 17, 1985, through December 31, 1999

          Statements of Stockholders' Equity (Deficit), from Inception on December 17, 1985, through
          December 31, 1999

          Statements of Cash Flows for the Years Ended
          December 31, 1999 and 1998, and from Inception on December 17, 1985, through December 31, 1999

          Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (held in September of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------

Lane Clissold        President/          8/99          *
                     Director

Diane Reed           Vice President/     8/99          *
                     Director

Steven D. Moulton    Secretary/          8/99          *
                     Treasurer
                     Director


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Steven D. Moulton, Director and Secretary.  Mr. Moulton is
38 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Since December, 1997, Mr. Moulton has been associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company, and Bear Lake Recreation, Inc (director and President), a public snowmobile rental company. Also, from December 1997 to the present, Mr Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition. With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and InsiderStreet.com, formerly, Sierra Holding Group, Inc, none of these companies was subject to the reporting requirements of the commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. Mr. Moulton is the brother of the Company's Vice President/director, Diane Reed.

         Diane Reed, Director and Vice President. Ms. Reed graduated from Olympus High School in Salt Lake City, Utah in 1989. From 1998 to the present, she has worked for Utah Cleaning and Maid Service, and from 1997 to the present, she has also worked as a private day care provider, also in Salt Lake City. From 1996 to 1997, Ms. Reed was the manager of Red's Frozen Yogurt in Salt Lake City, and from 1994 to 1996, she worked as a travel agent for Morris Travel, also in Salt Lake City. From 1992 to 1994, Ms. Reed was a receptionist for Continental Airlines. From October 1995 to September 1996, Ms. Reed was a Director and Vice President of Icon Systems, Inc., and from December, 1997 to the present, she has been a Director and Secretary/Treasurer of XEBec International, Inc., a shell company looking for a merger or acquisition. Ms. Reed is the sister of the Company's President, Steven D. Moulton.

         Lane Clissold, Director and President. Mr Clissold is 48 years old. He graduated from Skyline High School in Salt Lake City, Utah in 1969. From 1969 until 1979, Mr. Clissold worked for The Utah Department of Transportation in the construction engineering and safety departments. During that period of time, Mr Clissold attended Utah State University, The University of Utah and Brigham Young University. Mr. Clissold graduated in 1976 with a degree in engineering. In 1977, Mr. Clissold bought Alpine Auto Renovations and is still President and co-owner. Mr. Clissold has been a Officer and Director of a few publicly held developmental stage companies including Sound Industries, (Director and President from January of 1995 until May of 1997); Rotunela Oil and Mining, (Director and President from November 1995 to November of 1998), and currently a Director and Secretary/Treasurer of Treasure Mountain.

Significant Employees.
----------------------

          The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family Relationships.
---------------------

          Ms. Reed is Mr. Moulton's sister. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Mr. Clissold, Ms. Reed and Mr. Moulton will file a Form 3 Initial Statement of Beneficial Ownership of Securities with the Commission on or about the date that this Report is filed.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Steven D.
Moulton     12/31/97    0     0     0     0      0     0   0
Secretary/  12/31/98    0     0     0     0      0     0   0
Treasurer   12/31/99    0     0     0  600,000   0     0   0
Director                         (1) (2)

Diane Reed  12/31/97    0     0     0     0      0     0   0
V.President 12/31/98    0     0     0     0      0     0   0
Director    12/31/99    0     0     0     0      0     0   0

Lane
Clissold    12/31/97    0     0     0     0      0     0   0
President   12/31/98    0     0     0     0      0     0   0
Director    12/31/99    0     0     0  500,000(2)0     0   0

(1) 100,000 of these shares were issued to Excel Properties, LLC. which are controlled by Mr. Moulton, for services rendered. These shares are reflected as "restricted".

(2) 500,000 of these shares were issued for a combination of services rendered and $25,000 cash.

         Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 1999 and 1998. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

           There are no plans whereby the Company would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
--------------------------

         None

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

           Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 1999. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Steven D. Moulton               *602,500                   25.1%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane Clissold                    500,000                   24.5%
135 West 900 South
Salt Lake City, Utah  84101

Fidenas International Bank, LTD  379,000                   18.6%
Bolam House George St.
Nassau Bahamas

Cam-Pak International, LTD       195,845                    0.9%

                                ---------                   -----
          TOTALS               1,677,345                   83%


* 100,000 of these shares were issued to Excel Properties LLC, which is controlled by Mr. Moulton, for services rendered. These shares are reflected as "restricted".

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1999. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Steven D. Moulton                602,500                   25.1%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane Clissold                    500,000                   24.5%
135 West 900 South
Salt Lake City, Utah  84101

Diane Reed                         -0-                      -0-
4596 Russel St.
Salt Lake City, Utah 84117       -----------             ---------

All directors and executive
officers as a group (3)        1,102,500                   49.6%


Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

           There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, two of the current directors and executive officers have received "unregistered" and "restricted" shares of the Company's common stock in consideration of services rendered. Steven D. Moulton and Lane Clissold have each received an aggregate of 500,000 "unregistered" and "restricted" post-split shares in consideration of services rendered and $25,000 cash. See the caption "Executive Compensation" of this Report.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that Messrs. Moulton and Clissold may be deemed to be parents by virtue of their stock holdings. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None during the past two years.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 27       Financial Data Schedule


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.



                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Draco Holding Corp.



Date: 4-14-00                   By  /s/ Lane Clisssold
      --------------              --------------------------------------
                                  Lane Clissold, Director and
                                  President


Date: 4-14-00                   By /s/ Steven D. Moulton
      --------------              -------------------------------------
                                  Steven D. Moulton, Director and
                                  Secretary/Treasurer

                            Draco Holding Corp.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                             December 31, 1999

                    INDEPENDENT AUDITORS' REPORT


Board of Directors
Draco Holding Corporation
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Draco Holding Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December
31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Draco Holding Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accounting financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
January 14, 2000

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 1999

                               C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 9

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Draco Holding Corporation
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Draco Holding Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Draco Holding Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accounting financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
January 14, 2000

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                                Balance Sheet


                                                                December 31,
                                                                   1999

CURRENT ASSETS

     Cash                                                       $    42,344

       Total Current Assets                                          42,344

       TOTAL ASSETS                                             $    42,344


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                           $       -

       Total Liabilities                                                -

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value 500,000,000 shares
     authorized; 2,034,750 shares issued and outstanding              2,035
     Additional paid-in capital                                     133,795
     Deficit accumulated during the development stage               (93,486)

       Total Stockholders' Equity                                    42,344

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    42,344


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                           Statements of Operations


                                                                  From
                                                              Inception on
                                                              December 17,
                                        For the Years Ended   1985 Through
                                            December 31,      December 31,
                                       1999             1998       1999
                                                               (Unaudited)

REVENUES                               $       -    $       -    $      -

EXPENSES

  General and administrative                12,406          150      93,486

   Total Expenses                           12,406          150      93,486

LOSS FROM OPERATIONS                       (12,406)        (150)    (93,486)

NET LOSS                               $   (12,406) $      (150) $  (93,486)

BASIC LOSS PER SHARE                   $     (0.01) $     (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                   1,341,599      934,750


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on December 17, 1985 Through December 31, 1999


                                                                   Deficit
                                                                  Accumulated
                                                     Additional   During the
                                    Common Stock      Paid-in     Development
                                 Shares      Amount   Capital       Stage

Balance at inception on
 December 17, 1985                 -     $      -    $        -   $      -
common stock issued for
 cash at $0.02                 400,000          400         7,600        -


Common stock issued for
 cash at $0.20 per share       534,750          535       106,415       -

Stock offering costs               -            -         (34,220)      -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                 -            -             -     (80,830)

Balance, December 31, 1996     934,750          935        79,795   (80,830)

Contributed capital for
 expenses                          -            -             100       -

Net loss for the year ended
 December 31, 1997                 -            -             -        (100

Balance, December 31, 1997     934,750          935        79,895   (80,930)

Net loss for the year ended
 December 31, 1998                 -            -             -        (150)

Balance, December 31, 1998     934,750          935        79,895   (81,080)

Common stock issued for
 cash at $0.05 per share     1,000,000        1,000        49,000       -

Common stock issued for
 services at $0.05 per
 share                         100,000          100         4,900       -

Net loss for the year ended
 December 31, 1999                 -            -             -     (12,406)

Balance, December 31, 1999   2,034,750   $    2,035  $    133,795 $ (93,486)


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                                     From
                                                                 Inception on
                                                                 December 17,
                                        For the Years Ended      1985 Through
                                             December 31,        December 31,
                                         1999          1998          1999
                                                                 (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                              $ (12,406)   $   (150)    $(93,486)

  Adjustments to reconcile net loss to
  net cash used by operating activities:

  Contributed capital for expenses            -           -            100

  Common stock issued for services          5,000         -          5,000

 Changes in operating assets and
  liabilities:

  Increase (decrease) in accounts
  payable                                    (250)        150          -

   Net Cash Used by Operating
    Activities                             (7,656)        -        (88,386)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                   -           -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Stock offering costs                         -           -        (34,220)
 Proceeds from issuance of common
  stock                                    50,000         -        164,950

   Net Cash Provided by Financing
    Activities                             50,000         -        130,730

INCREASE (DECREASE) IN CASH                42,344         -         42,344

CASH AT BEGINNING OF PERIOD                   -           -            -

CASH AT END OF PERIOD                   $  42,344    $    -       $ 42,344


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                     Statements of Cash Flows (Continued)


                                                                     From
                                                                 Inception on
                                                                 December 17,
                                      For the Years Ended        1985 Through
                                           December 31,          December 31,
                                       1999         1998           1999
                                                                  (Unaudited)

SUPPLEMENTAL CASH FLOW
 INFORMATION:

Cash paid for:

 Taxes                                 $    -       $    -       $    -
 Interest                              $    -       $    -       $    -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services      $  5,000     $    -       $  5,000


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 1999


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       Draco Holding Corporation (the Company) was organized August 20, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. On September 13, 1999, Draco Holding Corporation filed articles of merger whereby Draco Corporation (a Utah corporation formed on December 17, 1985) (Draco-Utah) merged into Draco Holding Corporation (the Company). The Company became the surviving corporation, assuming all the assets and obligations of Draco-Utah. At the time of merger, each outstanding share of common stock of Draco-Utah was converted into one share of common stock of the Company, and all fractional shares were rounded to the nearest whole share. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company is the surviving entity for legal purposes and the historical financial statements of Draco-Utah became the Company's financial statements for accounting purposes.

       b.  Provision for Taxes

       At December 31, 1999, the Company had net operating loss carry forwards of approximately $12,500 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial
       statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

       c.  Accounting Method

       The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

       d.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       e.  Cash and Cash Equivalents

       The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents.

       f. Revenue Recognition Policy

       The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       g. Basic Loss Per Share

                                             For the Year Ended
                                             December 31, 1999
                                    Loss           Shares         Per Share
                                 (Numerator)    (Denominator)       Amount

          Net loss               $  (12,406)      1,341,599     $    (0.01)


                                             For the Year Ended
                                             December 31, 1998
                                    Loss           Shares         Per Share
                                 (Numerator)    (Denominator)      Amount

          Net loss               $     (150)        934,750     $    (0.00)


       The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company; in the interim, it has committed to meeting the Company minimal operating expenses.

NOTE 3 - STOCK TRANSACTIONS

       On August 18, 1999, the Company issued 1,000,000 unrestricted shares of common voting stock for cash consideration of $50,000 and 100,000 shares of common voting stock for services rendered valued at $5,000.

       On September 13, 1999, the Company effected a reverse split of the issued and outstanding common stock on the basis of one share for 10, while retaining the authorized shares at 500,000,000 shares and retaining the par value of one mill ($0.001) per share. The reverse stock split has been applied retroactively to the financial statements