Form 10QSB
period 2000-03-31
DRACO HOLDING CORP/NV
filed 2000-05-11
CIK 787251

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                              March 31, 2000

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

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2000 and December 31, 1999

                                                      C O N T E N T S


Independent Accountants' Review Report . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . 5

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . 6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 7

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . 9

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Draco Holdings Corporation
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Draco Holdings Corporation as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Draco Holding Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 14, 2000, we expressed an unqualified opinion on those financial statements.

HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2000

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                                 March 31,       December 31,
                                                   2000              1999


CURRENT ASSETS

     Cash                                       $    40,688      $   42,344

        Total Current Assets                         40,688          42,344

        TOTAL ASSETS                            $    40,688      $   42,344


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                           $     2,756      $      -

        Total Liabilities                             2,756             -

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value
     500,000,000 shares authorized; 2,034,750
     shares issued and outstanding                    2,035           2,035

     Additional paid-in capital                     133,795         133,795

     Deficit accumulated during the
     development stage                              (97,898)        (93,486)

        Total Stockholders' Equity                   37,932          42,344

        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $    40,688      $   42,344


See Accountant's Review Report and the accompanying notes to the reviewed consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                                                      From
                                                                  Inception on
                                              For the            December 17,
                                         Three Months Ended      1985 Through
                                             March 31,             March 31,
                                        2000            1999         2000


REVENUES                               $      205   $       -    $      205

EXPENSES

 General and administrative                 4,617           -        98,103

  Total Expenses                            4,617           -        98,103

LOSS FROM OPERATIONS                       (4,412)          -       (97,898)

NET LOSS                               $   (4,412)  $       -    $  (97,898)

BASIC LOSS PER SHARE                   $    (0.00)  $     (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  1,341,599       934,750


See Accountant's Review Report and the accompanying notes to the reviewed consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
          From Inception on December 17, 1985 Through March 31, 2000


                                                                  Deficit
                                                                Accumulated
                                                   Additional    During the
                                  Common Stock      Paid-in     Development
                                Shares    Amount    Capital        Stage


Balance at inception on
 December 17, 1985                   -    $       -   $       -   $       -

common stock issued for
 cash at $0.02                   400,000          400       7,600         -

Common stock issued for
 cash at $0.20 per share         534,750          535     106,415         -

Stock offering costs                 -            -       (34,220)        -

Net loss from inception
 on December 17, 1985
 through December 31, 1996           -            -           -       (80,830)

Balance, December 31, 1996       934,750          935      79,795     (80,830)

Contributed capital for
 expenses                            -            -           100         -

Net loss for the year ended
 December 31, 1997                   -            -           -          (100)

Balance, December 31, 1997       934,750          935      79,895     (80,930)

Net loss for the year ended
 December 31, 1998                   -            -           -          (150)

Balance, December 31, 1998       934,750          935      79,895     (81,080)

Common stock issued for cash
 at $0.05 per share            1,000,000        1,000      49,000         -


Common stock issued for
 services at $0.05 per share     100,000          100       4,900         -

Net loss for the year ended
 December 31, 1999                   -            -           -       (12,406)

Balance, December 31, 1999     2,034,750        2,035     133,795     (93,486)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                         -            -           -        (4,412)

Balance, March 31, 2000
 (unaudited)                   2,034,750  $     2,035 $   133,795 $   (97,898)


See Accountant's Review Report and the accompanying notes to the reviewed consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows


                                                                     From
                                                                 Inception on
                                                For the          December 17,
                                           Three Months Ended    1985 Through
                                               March 31,           March 31,
                                           2000          1999        2000


CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                               $    (4,412) $        -   $  (97,898)

 Adjustments to reconcile net loss to
  net cash used by operating activities:

  Contributed capital for expenses              -             -          100

  Common stock issued for services              -             -        5,000

 Changes in operating assets and
  liabilities:

  Increase (decrease) in accounts
   payable                                    2,756           -        2,756

   Net Cash Used by Operating
    Activities                               (1,656)          -      (90,042)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                     -             -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Stock offering costs                           -             -      (34,220)

 Proceeds from issuance of common
  stock                                         -             -      164,950

   Net Cash Provided by Financing
    Activities                                  -             -      130,730

INCREASE (DECREASE) IN CASH                  (1,656)          -       40,688

CASH AT BEGINNING OF PERIOD                  42,344           -          -

CASH AT END OF PERIOD                   $    40,688  $        -   $   40.688


See Accountant's Review Report and the accompanying notes to the reviewed consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)


                                                                     From
                                                                 Inception on
                                                For the          December 17,
                                           Three Months Ended    1985 Through
                                                March 31,          March 31,
                                           2000          1999        2000


SUPPLEMENTAL CASH FLOW
 INFORMATION:

Cash paid for:

 Taxes                                 $        -   $         -  $       -

 Interest                              $        -   $         -  $       -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services      $        -   $         -  $     5,000


See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999

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

The Company incorporated Jump'n Jax, Inc., a wholly-owned subsidiary. The Subsidiary is in the business of equipment rental and the leasing of inflatable bounce houses for parties and entertainment.

b.  Provision for Taxes

At March 31, 2000, the Company had net operating loss carryforwards of approximately $98,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                            DRACO HOLDING CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       March 31, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Revenue Recognition Policy

The Company currently has no significant source of revenues. Revenue recognition policies will be determined when principal operations begin.

g.  Basic Loss Per Share

                        For the Three Months Ended
                             March 31, 2000

                    Loss             Shares      Per Share
                 (Numerator)     (Denominator)     Amount

Net loss          $(4,412)         1,341,599       $(0.00)


                         For the Three Months Ended
                              March 31, 1999

                    Loss             Shares      Per Share
                 (Numerator)     (Denominator)    Amount

Net loss         $ -                934,750       $(0.00)

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

  On March 3, 2000, the Board of Directors of Draco Holding Corp., a Nevada corporation (the "Company"), unanimously voted to purchase 1,000 shares of common stock of Jump'n Jax, Inc., a Utah corporation, in order to make Jump'n Jax a wholly-owned subsidiary. Jump'n Jax will operate the Company's business of leasing inflatable balloon houses for parties and outdoor activities in southern Utah. The Company's Board of Directors further resolved to loan $10,000 to Jump'n Jax to allow it to commence operations, and to elect Steven D. Moulton as Jump'n Jax' director, with James Wheeler; Richard Lamb; and Michelle Wheeler to serve as its President, Vice President and Secretary/Treasurer, respectively.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORP.



Date: 5/9/00                            By: /s/ Lane Clissold
     -------                                -----------------
                                            Lane Clissold
                                            Director and
                                            President

Date: May 9, 2000                       By: /s/ Steven D. Moulton
     ------------                           ---------------------
                                           Steven D. Moulton
                                           Director and
                                           Secretary/Treasurer