Form 10QSB
period 2000-06-30
DRACO HOLDING CORP/NV
filed 2000-08-14
CIK 787251

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________  to____________

                       Commission File No. 033-02441-D

                          Draco Holding Corporation
                      ----------------------------------
                (Name of Small Business Issuer in its Charter)

           NEVADA                                 87-0638750
         ------------                           ---------------
(State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization)

                              4843 Wallace Lane
                          Salt Lake City, Utah 84117
                      ---------------------------------
                   (Address of Principal Executive offices)

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

(1) Yes [ X ]  No [  ]               (2) Yes [ X ]    No [  ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               August 10, 2000

                                  2,034,751

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of June 30, 2000 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999, the unaudited related statements of stockholders' equity for the period from inception through June 30, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Draco consolidated with Jump'n Jax, Inc., its wholly owned subsidiary. The names "Draco", "we", "our" and "us" used in this report refer to Draco Holding Corporation.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)     Plan of Operation.

     Not applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During the three months ended June 30, 2000, Draco experienced a net loss of $20,152, which is $20,152 more than the $0 net loss incurred for the three months ended June 30, 1999. For the six months ended June 30, 2000, Draco incurred a net loss of $24,564 which is $24,564 more than the $0 net loss incurred during the six months ended June

30, 1999. For the three months ended June 30, 2000, Draco reported revenues of $3,962, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Draco had no revenues during the three month period ended June 30, 1999 since it was engaged in no business operations during that time. Revenues for the six month period ended June 30, 2000 were $4,167. Revenues for the six month period ended June 30, 1999 were $0. The increase in revenues is attributed to the fact that during the three and six month periods ended June 30, 1999, the Company was engaged in no active business operations. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Expenses for the three months ended June 30, 2000 were $24,114, or $24,114 more than the expenses of $0 incurred during the three month period
ended June 30, 1999.   Expenses for the six months ended June 30, 2000 were
$28,731 or $28,731 more than the expenses of $0 incurred during the six month period ended June 30, 1999. Approximately one-half of the expenses incurred during the three and six month periods ended June 30, 2000, were primarily associated with non recurring legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses.

     Balance Sheet Information
     -------------------------

     Assets

     As of June 30, 2000, Draco reported total assets of $25,280, down $17,064 from the $42,344 reported as of December 31, 1999. Current assets of June 30, 2000 were $17,877, down $24,467 from the $42,344 reported as of December 31, 1999. The change in total assets and current assets reflects primarily the net loss generated by Draco during the six months ended June 30, 2000 partially offset by a loan of $7,500 made to Draco by Draco's Secretary/Treasurer. Current assets were also reduced during the same period by the expenditure of approximately $7,403 of cash to purchase equipment.

     Liabilities

     Draco's only liability as of June 30, 2000 is for $7,500 on a note payable to Draco's Secretary/Treasurer. In May 2000, Draco's
Secretary/Treasurer loaned Draco $7,500. The loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

     Total liabilities of Draco increased $7,250 from $250 as of December 31, 1999, to $7,500 as of June 30, 2000. The increase in total liabilities reflects the $7,500 loan made by Draco's Secretary/Treasurer to the Company in May, 2000, partially offset by the payment of $250 of accounts payable which were owed as of December 31, 1999.

     Liquidity and Capital Resources - June 30, 2000
     -----------------------------------------------

     Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately 12 months. In the event that Draco's business continues to grow and expand during this early phase, Draco may need to purchase additional equipment which will require expanded resources. If that occurs, Draco proposes to seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended June 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DRACO HOLDING
CORPORATION


Date: August 11, 2000                     By:    /s/ Lane Clissold
                                              ------------------------
                                                     Lane Clissold
                                                     Director and President

Date: August 11, 2000                     By:     /s/ Steven D. Moulton
                                              ----------------------------
                                                      Steven D. Moulton
                                                      Director and
                                                      Secretary/Treasurer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 2000 and December 31, 1999

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                    June 30,     December 31,
                                                     2000           1999
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $     17,877  $     42,344
                                                  ------------- -------------

      Total Current Assets                              17,877        42,344
                                                  ------------- -------------
EQUIPMENT

   Equipment                                             7,403             -
                                                  ------------- -------------

      Total Equipment                                    7,403             -
                                                  ------------- -------------

      TOTAL ASSETS                                $     25,280  $     42,344
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                               $          -  $        250
   Note payable - related party (Note 4)                 7,500             -
                                                  ------------- -------------

       Total Liabilities                                 7,500           250
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value; 500,000,000
    shares authorized; 2,034,750 shares issued
    and outstanding                                      2,035         2,035
   Additional paid-in capital                          133,795       133,795
   Deficit accumulated during the development
    stage                                             (118,050)      (93,486)
                                                  ------------- -------------

       Total Stockholders' Equity                       17,780        42,344
                                                  ------------- -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     25,280  $     42,344
                                                  ============= =============

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                                                   From
                                                                                   Inception on
                                       For the                   For the           December 17,
                                   Six Months Ended          Three Months Ended    1985 Through
                                      June 30,                    June 30,         June 30,
                               2000            1999         2000          1999     2000
                             ------------- ------------ ------------- ------------ ------------
REVENUES                     $      4,167  $         -  $      3,962  $         -  $     4,167

EXPENSES                           28,731            -        24,114            -      122,217
                             ------------- ------------ ------------- ------------ ------------

NET LOSS                     $    (24,564) $         -  $    (20,152) $         -  $  (118,050)
                             ============= ============ ============= ============ ============

BASIC LOSS PER SHARE         $      (0.01) $     (0.00) $      (0.01) $     (0.00)
                             ============= ============ ============= ============
BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING   2,034,750      934,750     2,034,750      934,750
                             ============= ============ ============= ============


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
          From Inception on December 17, 1985 through June 30, 2000

                                                                                   Deficit
                                                                                   Accumulated
                                                                        Additional During the
                                                     Common Stock       Paid-in    Development
                                                  Shares      Amount    Capital    Stage
                                                  ---------- ---------- ---------- ----------
Balance at inception on December 17, 1985                 -  $       -  $       -  $       -

Common stock issued for cash at $0.02               400,000        400      7,600          -

Common stock issued for cash at $0.20 per share     534,750        535    106,415          -

Stock offering costs                                      -          -    (34,220)         -

Net loss from inception on December 17, 1985
 through December 31, 1996                                -          -          -    (80,830)
                                                  ---------- ---------- ---------- ----------
Balance, December 31, 1996                          934,750        935     79,795    (80,830)

Contributed capital for expenses                          -          -        100          -

Net loss for the year ended  December 31, 1997            -          -          -       (100)
                                                  ---------- ---------- ---------- ----------
Balance, December 31, 1997                          934,750        935     79,895    (80,930)

Net loss for the year ended December 31, 1998             -          -          -       (150)
                                                  ---------- ---------- ---------- ----------
Balance, December 31, 1998                          934,750        935     79,895    (81,080)

Common stock issued for cash at $0.05 per share   1,000,000      1,000     49,000          -

Common stock issued for services at $0.05
  per share                                         100,000        100      4,900          -

Net loss for the year ended December 31, 1999             -          -          -    (12,406)
                                                  ---------- ---------- ---------- ----------
Balance, December 31, 1999                        2,034,750      2,035    133,795    (93,486)

Net loss for the six months ended June 30, 2000
(unaudited)                                               -          -          -    (24,564)
                                                  ---------- ---------- ---------- ----------
Balance, June 20, 2000 (unaudited)                2,034,750  $   2,035  $ 133,795  $(118,050)
                                                  ========== ========== ========== ==========

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
               Consolidated Statements of Cash Flows(Unaudited)

                                                                                           From
                                                                                           Inception on
                                               For the                   For the           December 17,
                                           Six Months Ended          Three Months Ended    1985 Through
                                              June 30,                    June 30,         June 30,
                                        2000            1999         2000          1999    2000
                                     ------------- ------------ ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                           $    (24,564) $         -  $    (20,152) $         -  $  (118,050)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Contributed capital for expenses            -            -             -            -          100
    Common stock issued for services            -            -             -            -        5,000
  Changes in operating assets and
   liabilities:
    Increase (decrease) in accounts
     payable - related                      7,500            -         4,744            -        7,500
                                     ------------- ------------ ------------- ------------ ------------
       Net Cash Used by Operating
       Activities                         (17,064)           -       (15,408)           -     (105,450)
                                     ------------- ------------ ------------- ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment      (7,403)           -        (7,403)           -       (7,403)

                                     ------------- ------------ ------------- ------------ ------------
       Net Cash Used by Investing
        Activities                         (7,403)           -        (7,403)           -       (7,403)
                                     ------------- ------------ ------------- ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                          -            -             -            -      (34,220)
  Issuance of common stock for cash             -            -             -            -      164,950
                                     ------------- ------------ ------------- ------------ ------------
       Net Cash Provided by
        Financing Activities                    -            -             -            -      130,730
                                     ------------- ------------ ------------- ------------ ------------

NET INCREASE (DECREASE) IN CASH           (24,467)           -       (22,811)           -       17,877

CASH AT BEGINNING OF PERIOD                42,344            -        40,688            -            -
                                     ------------- ------------ ------------- ------------ ------------

CASH AT END OF PERIOD                $     17,877  $         -  $     17,877  $         -  $    17,877
                                     ============= ============ ============= ============ ============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

  Cash paid for:

     Interest                        $          -  $         -  $          -  $         -  $         -
     Income taxes                    $          -  $         -  $          -  $         -  $         -


                           DRACO CORP.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


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

     b.  Provision for Taxes

At June 30, 2000, the Company had net operating loss carryforwards of approximately $118,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f. Revenue Recognition Policy

The Company currently has no significant source of revenues. Revenue recognition policies will be determined when principal operations begin.

     g.  Basic Loss Per Share

                                                For the Six Months
                                                  June 30, 2000
                                         Loss        Shares       Per Share
                                        (Numerator) (Denominator) Amount
                                        ------------ ------------ ------------
                                        $   (24,564)   2,034,750  $    (0.01
                                        ============ ============ ============

                                               For the Six Months
                                                   June 30, 1999
                                         Loss        Shares       Per Share
                                        (Numerator) (Denominator) Amount
                                        ------------ ------------ ------------
                                        $         -      934,750  $    (0.00)
                                        ============ ============ ============

                                               For the Three Months
                                                  June 30, 2000
                                         Loss        Shares       Per Share
                                        (Numerator) (Denominator) Amount
                                        ------------ ------------ ------------
                                        $   (20,152)   2,034,750  $    (0.01)
                                        ============ ============ ============

                                                For the Three Months
                                                   June 30, 1999
                                         Loss        Shares       Per Share
                                        (Numerator) (Denominator) Amount
                                        ------------ ------------ ------------
                                        $         -      934,750  $    (0.00)
                                        ============ ============ ============


The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

DRACO HOLDING CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2000 and December 31, 1999

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to increase operations through its wholly-owned subsidiary; in the interim, it has committed to meeting the Company's minimal operating expenses.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In May 2000, a shareholder loaned the Company $7,500 to cover operating expenses. The loan accrues interest at 10% and is due upon demand.