Form 10QSB
period 2000-09-30
DRACO HOLDING CORP/NV
filed 2000-11-03
CIK 787251

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________  to____________

                       Commission File No. 033-02441-D


                          Draco Holding Corporation
                      ----------------------------------
                (Name of Small Business Issuer in its Charter)


                    NEVADA                           87-0638750
                 -------------                    ---------------
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

                               October 30, 2000

                                  2,034,750

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of September 30, 2000 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and September 30, 1999, the unaudited related statements of stockholders' equity for the period from inception through September 30, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During the three months ended September 30, 2000, Draco experienced a net loss of $6,007, which is $3,643 less than the $9,650 net loss incurred for the three months ended September 30, 1999. For the nine months ended September 30, 2000, Draco incurred a net loss of $30,571 which is $20,921 more than the $9,650 net loss incurred during the nine months ended September 30, 1999. For the three months ended September 30, 2000, Draco reported revenues of $5,097, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Draco had no revenues during the three month period ended September 30, 1999 since it was engaged in no business operations during that time. Revenues for the nine month period ended September 30, 2000 were $9,264. Revenues for the nine month period ended September 30, 1999 were $0. The increase in revenues is attributed to the fact that during the three and nine month periods ended September 30, 1999, Draco was engaged in no active business operations. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Expenses for the three months ended September 30, 2000 were $11,104, or $1,454 more than the expenses of $9,650 incurred during the three month period
ended September 30, 1999.   Expenses for the nine months ended September 30,
2000 were $39,835 or $30,185 more than the expenses of $9,650 incurred during the nine month period ended September 30, 1999. The increase of $30,185 is largely attributable to expenses associated with Draco's active business operations through its subsidiary, Jump'n Jax, Inc., which did not commence until approximately March 2000. Approximately one-third of the expenses incurred during the three and nine month periods ended September 30, 2000, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses associated with Draco's business.

     Balance Sheet Information
     -------------------------

     Assets

     As of September 30, 2000, Draco reported total assets of $20,218 down $22,126 from the $42,344 reported as of December 31, 1999. Current assets of June 30, 2000 were $13,432, down $28,912 from the $42,344 reported as of December 31, 1999. The change in total assets and current assets reflects primarily the net loss generated by Draco during the nine months ended September 30, 2000 partially offset by a loan of $7,500 made to Draco by Draco's Secretary/Treasurer. Current assets were also reduced during the same period by the expenditure of approximately $7,403 of cash to purchase equipment. Equipment (net) has increased from $0 at December 31, 1999 to $6,786 at September 30, 2000, which reflects the purchase of $7,403 in equipment decreased by $617 in accumulated depreciation.

     Liabilities

Draco's liabilities as of September 30, 2000 consist of $7,500 on a note payable to Draco's Secretary/Treasurer, accrued interest on that loan of $312, and accounts payable of $633. In May 2000, Draco's Secretary/Treasurer loaned Draco $7,500. The loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

     Total liabilities of Draco increased $8,445 from $0 as of December 31, 1999, to $8,445 as of September 30, 2000. The increase in total liabilities reflects the $7,500 loan made by Draco's Secretary/Treasurer to the Company in May, 2000, the accrual of interest on that loan of $312, and the addition of $633 in accounts payable.

     Liquidity and Capital Resources - September 30, 2000
     ----------------------------------------------------

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended September 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORPORATION


Date: October 30, 2000                 By:   /s/ Lane Clissold
                                          ------------------------------
                                                 Lane Clissold
                                                 Director and President



Date: October 30, 2000                 By:   /s/ Steven D. Moulton
                                          ------------------------------
                                                 Steven D. Moulton
                                                 Director and
                                                 Secretary/Treasurer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS



                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and December 31, 1999

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                September 30,   December 31,
                                                     2000          1999
                                               --------------- --------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                         $       13,432  $      42,344
                                               --------------- --------------

    Total Current Assets                               13,432         42,344
                                               --------------- --------------
EQUIPMENT

  Equipment (Net) (Note 5)                              6,786              -
                                               --------------- --------------

    Total Equipment                                     6,786              -
                                               --------------- --------------

    TOTAL ASSETS                               $       20,218  $      42,344
                                               =============== ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                             $          633  $           -
  Note payable - related party (Note 4)                 7,500              -
  Accrued interest                                        312              -
                                               --------------- --------------

    Total Liabilities                                   8,445              -
                                               --------------- --------------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000
    shares authorized; 2,034,750 shares issued
    and outstanding                                     2,035          2,035
  Additional paid-in capital                          133,795        133,795
  Deficit accumulated during the development
    stage                                            (124,057)       (93,486)
                                               --------------- --------------

    Total Stockholders' Equity                         11,773         42,344
                                               --------------- --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $       20,218  $      42,344
                                               =============== ==============

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                         From
                                                                         Inception on
                             For the                  For the            December 17,
                         Nine Months Ended        Three Months Ended     1985 Through
                            September 30,           September 30,        September 30,
                        2000          1999         2000        1999      2000
                     ------------ ------------ ------------ ------------ ------------
REVENUES             $     9,264  $         -  $     5,097  $         -  $     9,264

EXPENSES                  39,835        9,650       11,104        9,650      133,321
                     ------------ ------------ ------------ ------------ ------------

NET LOSS             $   (30,571) $    (9,650) $    (6,007) $    (9,650) $  (124,057)
                     ============ ============ ============ ============ ============

BASIC LOSS PER SHARE $     (0.02) $     (0.01) $     (0.00) $     (0.01)
                     ============ ============ ============ ============
BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING           2,034,750    1,115,572    2,034,750    1,115,572
                     ============ ============ ============ ============



                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
        From Inception on December 17, 1985 through September 30, 2000

                                                                        Deficit
                                                                        Accumulated
                                                          Additional    During the
                                     Common Stock         Paid-in       Development
                                  Shares        Amount    Capital       Stage
                              ------------- ------------- ------------- -------------
Balance at inception on
 December 17, 1985                       -  $          -  $          -  $          -

Common stock issued for cash
  at $0.02                         400,000           400         7,600             -

Common stock issued for cash
 at $0.20 per share                534,750           535       106,415             -

Stock offering costs                     -             -       (34,220)            -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                       -             -             -       (80,830)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1996         934,750           935        79,795       (80,830)

Contributed capital for
 expenses                                -             -           100             -

Net loss for the year ended
 December 31, 1997                       -             -             -          (100)
                              ------------- ------------- ------------- -------------
Balance, December 31, 1997         934,750           935        79,895       (80,930)

Net loss for the year ended
 December 31, 1998                       -             -             -          (150)
                              ------------- ------------- ------------- -------------
Balance, December 31, 1998         934,750           935        79,895       (81,080)

Common stock issued for cash
  at $0.05 per share             1,000,000         1,000        49,000             -

Common stock issued for
 services at $0.05 per share       100,000           100         4,900             -

Net loss for the year ended
 December 31, 1999                       -             -             -       (12,406)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1999       2,034,750         2,035       133,795       (93,486)

Net loss for the nine months
 ended  September 30, 2000
 (unaudited)                             -             -             -       (30,571)
                              ------------- ------------- ------------- -------------
Balance, September 30, 2000
 (unaudited)                     2,034,750  $      2,035  $    133,795  $   (124,057)
                              ============= ============= ============= =============


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
               Consolidated Statements of Cash Flows(Unaudited)

                                                                                             From
                                                                                             Inception on
                                               For the                  For the              December 17,
                                           Nine Months Ended        Three Months Ended       1985 Through
                                              September 30,           September 30,          September 30,
                                            2000          1999         2000        1999      2000
                                         ------------ ------------ ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                 $   (30,571) $    (9,650) $    (6,007) $    (9,650) $   (124,057)

Adjustments to reconcile net loss to
 net cash used by operating activities:
  Contributed capital for expenses                 -            -            -            -           100
  Common stock issued for services                 -        5,000            -        5,000         5,000
  Depreciation                                  617            -          617            -            617
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable        633         (110)         633         (110)          633
  Increase (decrease) in accrued interest        312            -          312            -           312
                                         ------------ ------------ ------------ ------------ -------------

   Net Cash Used by Operating Activities     (29,009)      (4,760)      (4,445)      (4,760)     (117,395)
                                         ------------ ------------ ------------ ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment          (7,403)           -            -            -        (7,403)
                                         ------------ ------------ ------------ ------------ -------------

   Net Cash Used by Investing Activities      (7,403)           -            -            -        (7,403)
                                         ------------ ------------ ------------ ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Stock offering costs                              -            -            -            -       (34,220)
 Increase (decrease) note payable -
   related                                     7,500            -            -            -         7,500
 Issuance of common stock for cash                 -       50,000            -       50,000       164,950
                                         ------------ ------------ ------------ ------------ -------------
   Net Cash Provided by Financing
    Activities                                 7,500       50,000            -       50,000       138,230
                                         ------------ ------------ ------------ ------------ -------------
NET INCREASE (DECREASE) IN CASH              (28,912)      45,240       (4,445)      45,240        13,432

CASH AT BEGINNING OF PERIOD                   42,344            -       17,877            -             -
                                         ------------ ------------ ------------ ------------ -------------

CASH AT END OF PERIOD                    $    13,432  $    45,240  $    13,432  $    45,240  $     13,432
                                         ============ ============ ============ ============ =============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

Cash paid for:

  Interest                               $         -  $         -  $         -  $         -  $         -
  Income taxes                           $         -  $         -  $         -  $         -  $         -


                           DRACO CORP.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b.  Provision for Taxes

At September 30, 2000, the Company had net operating loss carryforwards of approximately $124,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Revenue Recognition Policy

The Company currently has no significant source of revenues. Revenue recognition policies will be determined when principal operations begin.

g.  Basic Loss Per Share

                                            For the Nine Months Ended
                                                September 30, 2000
                                      ---------------------------------------
                                         Loss          Shares      Per Share
                                      (Numerator)  (Denominator)    Amount
                                      ------------ ------------- ------------
                                      $   (30,571)    2,034,750  $     (0.02)
                                      ============ ============= ============


                                             For the Nine Months Ended
                                                 September 30, 1999
                                           Loss        Shares      Per Share
                                      (Numerator)  (Denominator)    Amount
                                      ------------ ------------- ------------
                                      $    (9,650)    1,115,572  $     (0.01)
                                      ============ ============= ============


                                              For the Three Months Ended
                                                  September 30, 2000
                                      ---------------------------------------
                                         Loss         Shares      Per Share
                                      (Numerator)  (Denominator)    Amount
                                      ------------ ------------- ------------
                                      $    (6,007)    2,034,750  $     (0.00)
                                      ============ ============= ============


                                              For the Three Months Ended
                                                  September 30, 1999
                                      ---------------------------------------
                                         Loss         Shares      Per Share
                                      (Numerator)  (Denominator)   Amount
                                      ------------ ------------- ------------
                                      $    (9,650)    1,115,572  $     (0.01)
                                      ============ ============= ============


The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to increase operations through its wholly-owned subsidiary, in the interim, it has committed to meeting the Company minimal operating expenses.

NOTE 3 -STOCK TRANSACTIONS

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

NOTE 4 -RELATED PARTY TRANSACTIONS

In May 2000, a shareholder loaned the Company $7,500 to cover operating expenses. The loan accrues interest at 10% and is due upon demand.

NOTE 5 -FIXED ASSETS

The Company purchased an automobile in May 2000 which has a 5-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                                              September 30,
                                                  2000
                                              -------------
     Automobile                               $      7,403
     Accumulated depreciation                         (617)
                                              -------------
              Total                           $      6,786
                                              =============

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $617 and $-0-, respectively.