Form 10KSB
period 2000-12-31
DRACO HOLDING CORP/NV
filed 2001-03-28
CIK 787251

U. S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                 FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

                       Commission File No. 033-02441-D


                          DRACO HOLDING CORPORATION
                          -------------------------
                (Name of Small Business Issuer in its Charter)

         NEVADA                                  87-0638750
         -------                                 ----------
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                           511 East St George Blvd.
                            St. George, Utah 84770
                          --------------------------
                   (Address of Principal Executive Offices)


                  Issuer's Telephone Number:  (801) 209-0545

                              4843 Wallace Lane
                          Salt Lake City, Utah 84117
          -----------------------------------------------------------
        (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None

Name of Each Exchange on Which Registered:                      None

Securities Registered under Section 12(g) of the Exchange Act:

                                     None
                                  -----------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $14,719.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 19, 2001 - $934.75. There are approximately 934,750 shares of common voting stock of the registrant held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the registrant, so the registrant has arbitrarily valued these shares based on $0.001 par value per share.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 19, 2001 there were 2,034,750 shares of the issuer's common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

     Transitional Small Business Disclosure Format   Yes [   ]  No [ X ]

                                    PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

Business.
--------

     Draco Corp., a Utah corporation ("Draco-Utah") was organized December 17, 1985 in the State of Utah. Its initial business purpose was to acquire an appropriate business opportunity. Draco-Utah conducted an initial public offering of its common stock in 1987. Draco-Utah then began to search for an appropriate business opportunity.

     On August 17, 1999, each of the former directors and executive officers of Draco-Utah resigned and appointed Lane Clissold, Steven Moulton, and Diane Nelson to serve as directors in their stead. The new board of directors then elected Mr. Clissold to serve as Draco-Utah's President, Ms. Nelson as its Vice President, and Mr. Moulton as its Secretary/Treasurer.

     On the same date, Draco-Utah's new board of directors unanimously voted to authorize Steven Moulton to negotiate with a business associate for the formation of a wholly-owned subsidiary to operate an equipment rental business and report back to the board of directors.

     On August 18, 1999, Draco-Utah's board of directors unanimously voted to issue 5,000,000 "unregistered" and "restricted" pre-split shares of Draco-Utah's common stock each to Steven Moulton and Lane Clissold in consideration of services rendered to Draco-Utah and each recipient's payment to Draco-Utah of $25,000.

     On September 10, 1999, at the annual meeting of Draco-Utah's stockholders, the holders of 11,009,375 shares (representing approximately 54%) of Draco-Utah's issued and outstanding common stock voted to: (i) elect Steven Moulton, Lane Clissold, and Diane Nelson to Draco-Utah's board of directors, with each to serve until the next annual meeting of stockholders or his or her prior death, resignation or termination and the qualification of his or her successor; (ii) effect a reverse split of Draco-Utah's issued and outstanding common stock in the ratio of one share for 10, while retaining the authorized shares at 500,000,000 shares and retaining the par value at one mill ($0.001) per share, with appropriate adjustments in the stated capital and additional paid in capital accounts of Draco-Utah; and (iii) change Draco-Utah's domicile from the State of Utah to the State of Nevada by merging Draco-Utah into its then wholly-owned subsidiary, Draco Holding Corporation, a Nevada corporation that had been formed for the sole purpose of changing Draco-Utah's domicile from the State of Utah to the State of Nevada. Draco Holding Corporation is sometimes referred to herein as the "Company" or as "Draco".

     On September 13, 1999, the boards of directors of Draco and of Draco-Utah voted to approve Draco-Utah's merger into Draco, and Articles of Merger effecting the merger were filed with the Nevada Secretary of State and the Utah Division of Corporations on September 14, 1999, and September 16, 1999, respectively.

     After the merger, Draco Holding Corporation became the surviving corporation, assuming all the assets and obligations of Draco-Utah. Draco is the surviving entity for legal purposes, and the historical financial information of Draco-Utah became Draco Holding Corporation's financial statements for accounting purposes.

     Draco-Utah filed Articles of Amendment effectuating its reverse split with the Utah Division of Corporations on September 14, 1999. See Item 6 of this report. Any references to share amounts below in this report refer to share amounts after implementing Draco-Utah's reverse stock split which occurred in September 1999.

     On March 3, 2000 Draco's board of directors unanimously approved the formation of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax"), as a wholly-owned subsidiary of Draco. Jump'n Jax operates Draco's business of leasing inflatable balloon bounce houses for parties and outdoor activities in Southern Utah. The board of directors further approved a loan of $10,000 to Jump'n Jax to allow it to commence operations, and to elect Steven Moulton as Jump'n Jax' director, with James Wheeler; Richard Lamb; and Michelle Wheeler to serve as its President, Vice President and Secretary/Treasurer, respectively.

Principal Products or Services and their Markets.
------------------------------------------------

      The principal service we offer is childhood entertainment. We currently own and operate six 15' x 15' bounce houses. Some are based on the Castle Disney, Winnie the Pooh, Sports Superheroes and boxing themes. The primary market for these services is young people. Within Washington County, in Southern Utah, over 36% of the 80,000 person population is under age 18. It is expected that the majority of these children will have birthday parties, and we hope to continue to draw our greatest customer base from this.
However, we also participate in fairs, carnivals and other events where children are present.

Distribution Methods of the Products or Services.
------------------------------------------------

      Currently, we run four yellow page adds in Southern Utah, a weekly newspaper spot and a spot on the local cable channel. However, word of mouth will be the number one source of customers.

Status of any Publicly Announced New Product or Service.
-------------------------------------------------------

      None; not applicable.

Competition.
-----------

      The city of St. George has two bounce house services. Hoo-ray Bouncers and A to Z Kids offer the same type of service for about $80 for 3 hours. Their units are about seven years old and in need of repair or replacement, while our six units are all under two years old and safer and much cleaner. Our rates are also $15 cheaper than our competition on the week days. A to Z has an advantage in that one of their bounce houses is larger and can accommodate larger events. However, A to Z is now located in Kanab, Utah, which is almost 80 miles away from St. George.

Sources and Availability of Raw Materials.
-----------------------------------------

      The bounce houses are readily available through All American Inflatables of Sacramento, California, Cutting Edge Creations, Inc., of Burnsville, Minnesota, and HEC Services Inc., of Orlando, Florida.

No Dependence on One or a Few Major Customers.
---------------------------------------------

      We are not dependent on one or a few major customers. Less than 10% of our revenues came from any one source during our last fiscal year.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts.
-------------------------------------------------------

      We have no patents, licenses, franchises, concessions, royalty agreements or labor contracts. Our childrens' entertainment business is operated under the Jump'n Jax name. We have not registered the Jump'n Jax name as a trademark, and we do not have any immediate plans to do so.

Governmental Approval of Principal Products or Services.
-------------------------------------------------------

      No special governmental approval is required to operate our business other than having a valid business license which generally applies to all businesses.

Effects of Existing or Probable Governmental Regulations.
--------------------------------------------------------

      Other than maintaining the good standing of our parent and subsidiary corporations, complying with applicable local business licensing requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

Cost and Effect of Compliance with Environmental Laws.
-----------------------------------------------------

      There are no environmental laws that materially impact our business.

Research and Development Expenses.
---------------------------------

      We have not incurred any research and development expenses in the past, and we do not expect to incur any in the foreseeable future.

Number of Employees.
-------------------

      We presently have three employees, who are all officers and directors of our Jump'n Jax subsidiary. These employees work on a part-time basis.

Item 2.  Description of Property.
         -----------------------

      We use space inside Joker Joker, a party supply store located at 511 East St. George Boulevard, St. George, Utah 84770. This space is presently made available to us at no cost because Joker Joker sees it as being beneficial for its business.

Item 3.  Legal Proceedings.
         -----------------

      Draco is not a party to any pending legal proceeding. Our property is not subject to any pending legal proceeding. To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against Draco. No director, executive officer or affiliate of Draco or owner of record or beneficially of more than five percent of Draco's common stock is a party adverse to Draco or has a material interest adverse to Draco in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

Market Information
------------------

       There has not been any established "public market" for shares of common stock of Draco at any time during the last two fiscal years. There have been no quotations for common stock of Draco according to The National Quotation Bureau, LLC ("NQB") for at least five years. Draco intends to apply for quotations of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") sometime during 2001. However, management does not expect any public market to develop unless and until its operations are successful. In any event, no assurance can be given that any market for Draco's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the "holding period" under Rule 144. See the headings "Recent Sales of Unregistered Securities," and "Security Ownership of Certain Beneficial Owners and Management."

Holders.
-------

      The number of record holders of Draco's common stock as of the date of this report is approximately 36.

Dividends.
---------

      Draco has not declared any cash dividends with respect to our common stock or our preferred stock, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Draco's ability to pay dividends on its securities, except for any applicable requirements under Nevada corporate law.

Recent Sales of Unregistered Securities.
---------------------------------------

      During the past three years, Draco (or its predecessor corporation) sold the following post-split shares of common stock without registering them under the Securities Act of 1933:

                     Date                Number of         Aggregate
     Name            Acquired            Shares            Consideration
     ----            --------            ---------         -------------

Steven D. Moulton     8/18/99            500,000(1)         $25,000 and
                                                            Services

Lane Clissold         8/18/99            500,000(1)         $25,000 and
                                                            Services

Excel Properties *    8/18/99            100,000(1)         Services
L.L.C.

*  These shares are controlled by Steven Moulton, Draco's Secretary and
   Treasurer.

     (1) These shares were valued at $0.05 per post-split share.

      The stock sales described above were made directly by Draco-Utah without an underwriter. No underwriting discounts or commissions were charged. In selling these securities, Draco-Utah relied on the exemption from federal securities registration provided by section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the shares were appropriately restricted.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Plan of Operation.
-----------------

      Our plan of operation for the next 12 months is to continue operating our children's entertainment business with our bounce houses in Southern Utah.

      During the next 12 months, our only foreseeable cash requirements will relate to maintaining Draco in good standing; preparing and filing required periodic reports with the Securities and Exchange Commission, and funding operations for our children's entertainment bounce house business. We believe that cash on hand will be sufficient for the next twelve months. We do not expect to make any significant purchases or sales of equipment in the next twelve months. We do expect any significant changes in the number of our employees during the next twelve months.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.
-------------------------------------------------

      Results of Operations. During the year ended December 31, 2000, Draco experienced a net loss of $19,838, which is $7,432 more than the $12,406 net loss incurred for the year ended December 31, 1999. For the year ended December 31, 2000, Draco reported revenues of $14,719, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Draco had no revenues during the year ended December 31, 1999 since it was engaged in no business operations during that time. The increase in revenues is attributed to the fact that during the year ended December 31, 1999, Draco was engaged in no active business operations, whereas Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Total expenses for the year ended December 31, 2000 were $35,293, or $22,887 more than the total expenses of $12,406 incurred during the year ended December 31, 1999. The increase of $22,887 is largely attributable to expenses associated with Draco's active business operations through its subsidiary, Jump'n Jax, Inc., which did not commence until approximately March 2000. Approximately one-third of the expenses incurred during the year ended December 31, 2000, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses associated with Draco's business.

    Balance Sheet Information
    -------------------------

    Assets

    As of December 31, 2000, Draco reported total assets of $30,740 down $11,604 from the $42,344 reported as of December 31, 1999. Current assets of December 31, 2000 were $14,710, down $27,634 from the $42,344 reported as of December 31, 1999. The change in total assets and current assets reflects primarily the net loss generated by Draco during the year ended September 30, 2000 partially offset by a loan of $7,500 made to Draco by Draco's Secretary/Treasurer. Current assets were also reduced during the same period by the expenditure of approximately $18,029 of cash to purchase equipment. Equipment (net) has increased from $0 at December 31, 1999 to $16,030 at December 31, 2000, which reflects the purchase of $18,029 in equipment decreased by $1,999 in accumulated depreciation.

      Liabilities

      Draco's liabilities as of December 31, 2000 consist of $7,500 on a note payable to Draco's Secretary/Treasurer, accrued interest on that loan of $500, and accounts payable of $234. In May 2000, Draco's Secretary/Treasurer loaned Draco $7,500. The loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

      Total liabilities of Draco increased $8,234 from $0 as of December 31, 1999, to $8,234 as of December 31, 2000. The increase in total liabilities reflects the $7,500 loan made by Draco's Secretary/Treasurer to Draco in May, 2000, the accrual of interest on that loan of $500, and the addition of $234 in accounts payable.

      Liquidity and Capital Resources - December 31, 2000
      ---------------------------------------------------

      The Independent Auditor's Report dated February 13, 2001, accompanying Draco's audited financial statements for the years ended December 31, 2000 and 1999, expresses substantial doubt as to Draco's ability to continue as a going concern on the basis that Draco is a development stage company with no significant revenues.

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

Item 7.  Financial Statements.
         --------------------


                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2000

                               C O N T E N T S



Independent Auditors' Report................................................3

Consolidated Balance Sheet..................................................4

Consolidated Statements of Operations.......................................5

Consolidated Statements of Stockholders' Equity............................ 6

Consolidated Statements of Cash Flows...................................... 7

Notes to the Consolidated Financial Statements............................. 8

                                      H
                                      J
                       -------------------------------
                           HJ & ASSOCIATES, L.L.C.
                       -------------------------------
                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Draco Holding Corporation and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Draco Holding Corporation and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and from the beginning of the development stage on December 17, 1985 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Draco Holding Corporation and Subsidiary as of December 31, 2000 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

/s/ HJ & Asssociates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
February 13, 2001

-----------------------------------------------------------------------------
       50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
             Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                          Consolidated Balance Sheet

                                    ASSETS
                                   -------

                                                             December 31,
                                                                 2000
                                                            --------------
CURRENT ASSETS

  Cash                                                      $      14,710
                                                            --------------

   Total Current Assets                                            14,710
                                                            --------------
EQUIPMENT

  Equipment (net) (Note 5)                                         16,030
                                                            --------------

   Total Equipment                                                 16,030
                                                            --------------

   TOTAL ASSETS                                             $      30,740
                                                            ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                           $        234
  Note payable - related party (Note 4)                             7,500
  Accrued interest - related party (Note 4)                           500
                                                            --------------

   Total Liabilities                                                8,234
                                                            --------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000 shares
   authorized; 2,034,750 shares issued and outstanding              2,035
  Additional paid-in capital                                      133,795
  Deficit accumulated during the development stage               (113,324)
                                                            --------------

   Total Stockholders' Equity                                      22,506
                                                            --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $      30,740
                                                            ==============







            The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 December 17,
                                         For the Years Ended     1985 Through
                                             December 31,        December 31,
                                         2000           1999     2000
                                     ------------- ------------- -------------

REVENUES                             $     14,719  $          -  $     14,719
                                     ------------- ------------- -------------
EXPENSES

  General and administrative               35,293        12,406       128,779
                                     ------------- ------------- -------------

    Total Expenses                         35,293        12,406       128,779
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (20,574)      (12,406)     (114,060)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                           (500)            -          (500)
  Interest income                           1,236             -         1,236
                                     ------------- ------------- -------------

    Total Other Income                        736             -           736
                                     ------------- ------------- -------------

NET LOSS                             $    (19,838) $    (12,406) $   (113,324)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.01) $      (0.01)
                                     ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  2,034,750     1,341,599
                                     ============= =============








            The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
        From Inception on December 17, 1985 through December 30, 2000

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                  Common Stock       Paid-in      Development
                               Shares     Amount     Capital      Stage
                           ------------ -----------  ------------ ------------
Balance at inception on
  December 17, 1985                  -  $        -   $         -  $         -

Common stock issued for
  cash at $0.02                400,000         400         7,600            -

Common stock issued for
  cash at $0.20 per share      534,750         535       106,415            -

Stock offering costs                 -           -       (34,220)           -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                   -           -             -      (80,830)
                           ------------ -----------  ------------ ------------

Balance, December 31, 1996     934,750         935        79,795      (80,830)

Contributed capital for
 expenses                            -           -           100            -

Net loss for the year ended
 December 31, 1997                   -           -             -         (100)
                           ------------ -----------  ------------ ------------

Balance, December 31, 1997     934,750         935        79,895      (80,930)

Net loss for the year ended
 December 31, 1998                   -           -             -         (150)
                           ------------ -----------  ------------ ------------

Balance, December 31, 1998     934,750         935        79,895      (81,080)

Common stock issued for
 cash at $0.05 per share     1,000,000       1,000        49,000            -

Common stock issued for
  services at $0.05 per
  share                        100,000         100         4,900            -

Net loss for the year ended
 December 31, 1999                  -            -             -      (12,406)
                           ------------ -----------  ------------ ------------

Balance, December 31, 1999   2,034,750       2,035       133,795      (93,486)

Net loss for the year ended
 December 31, 2000                   -           -             -      (19,838)
                           ------------ -----------  ------------ ------------

Balance, December 31, 2000   2,034,750  $    2,035   $   133,795  $  (113,324)
                           ============ ===========  ============ ============





            The accompanying notes are an integral part of these
                      consolidated financial statements

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                                                 From
                                                                 Inception on
                                                                 December 17,
                                         For the Years Ended     1985 Through
                                             December 31,        December 31,
                                         2000           1999     2000
                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $    (19,838) $    (12,406) $   (113,324)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Contributed capital for expenses             -             -           100
   Common stock issued for services             -         5,000         5,000
   Depreciation                             1,999             -         1,999
 Changes in operating assets and
  liabilities:
   Increase (decrease) in accounts
    payable                                   234          (250)          234
   Increase (decrease) in accrued
    interest                                  500             -           500
                                     ------------- ------------- -------------
       Net Cash Used by Operating
        Activities                        (17,105)       (7,656)     (105,491)
                                     ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment      (18,029)            -       (18,029)
                                     ------------- ------------- -------------
       Net Cash Used by Investing
        Activities                        (18,029)            -       (18,029)
                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                           -             -       (34,220)
 Increase (decrease) note payable
    - related party                         7,500             -         7,500
 Issuance of common stock for cash              -        50,000       164,950
                                     ------------- ------------- -------------
       Net Cash Provided by Financing
        Activities                          7,500        50,000       138,230
                                     ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH           (27,634)       42,344        14,710

CASH AT BEGINNING OF PERIOD                42,344             -             -
                                     ------------- ------------- -------------

CASH AT END OF PERIOD                $     14,710  $     42,344  $     14,710
                                     ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

Cash paid for:

  Interest                           $          -  $          -  $          -
  Income taxes                       $          -  $          -  $          -




      The accompanying notes are an integral part of these consolidated financial statements

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 2000

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

      b.  Provision for Taxes

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $113,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benifits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

      The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                   For the Years Ended
                                                      December 31,
                                                    2000          1999
                                                ------------ ------------

Income tax benefit at statutory rate            $     7,538  $     4,714
Change in valuation allowance                        (7,538)      (4,714)
                                                ------------ ------------

                                                $         -  $         -
                                                ============ ============


Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                      December 31,
                                                    2000          1999
                                                ------------ ------------

Income tax benefit at statutory rate            $    43,063  $    35,525
Change in valuation allowance                       (43,063)     (35,525)
                                                ------------ ------------

                                                $         -  $         -
                                                ============ ============

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     b.  Provision for Taxes (continued)

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

     f.  Revenue Recognition Policy

         Revenues are recognized when rental of equipment is made and cash received. The Company rents entertainment equipment through a subsidiary for parties. No products are sold and no inventory is on hand.

     g.  Basic Loss Per Share

                                                   For the Years Ended
                                                      December 31,
                                                    2000          1999
                                                ------------ ------------
   Basic loss per share:
     Numerator - net income (loss)              $   (19,838) $   (12,406)
     Denominator - weighted  average number of
      shares outstanding                          2,034,750    1,341,599
                                                ------------ ------------

   Earnings (loss) per share                    $     (0.01) $     (0.01)
                                                ============ ============

     The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 2000


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

NOTE 4 - RELATED PARTY TRANSACTIONS

      In May 2000, a shareholder loaned the Company $7,500 to cover operating expenses. The loan accrues interest at 10%, is unsecured, and is due upon demand. The loan has accrued interest of $500 at December 31, 2000.

NOTE 5 - FIXED ASSETS

      In May 2000, the Company purchased inflatable bounce houses (shown below at rental equipment, which are rented out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of depreciation. The Company purchased an automobile in May 2000 which has a 5-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                                          December 31,
                                             2000
                                          ------------

    Rental equipment                      $    10,626
    Automobile                                  7,403
    Accumulated depreciation                   (1,999)
                                          ------------

              Total                       $    16,030
                                          ============

      Depreciation expense for the years ended December 31, 2000 and 1999 was $1,999 and $-0-, respectively.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         -------------------------------------------------

      None; not applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

      The following table sets forth the names of all current directors and executive officers of Draco. These persons will serve until the next annual meeting of the stockholders (held in September of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                        Date of        Date of
                     Positions          Election or    Termination
Name                 Held               Designation    or Resignation
-----                ----               -----------    --------------
Lane Clissold        President/          8/99             *
                     Director

Diane Nelson         Vice President/     8/99             *
                     Director

Steven D. Moulton    Secretary/          8/99             *
                     Treasurer
                     Director

          *    These persons presently serve in the capacities indicated.

Business Experience.
-------------------

      Steven D. Moulton, Director and Secretary. Mr. Moulton is 39 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Since December, 1997, Mr. Moulton has been associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company, and Quazon Corp. (director and President), a blank check company. From December 1997 until approximately September 1999, Mr. Moulton served as a director and President of Bear Lake Recreation, Inc., a public snowmobile rental company. Also, from December 1997 to the present, Mr Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition. With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and InsiderStreet.com, formerly, Sierra Holding Group, Inc, none of these companies was subject to the reporting requirements of the commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. Mr. Moulton is the brother of Draco's Vice President/director, Diane Nelson.

      Diane Nelson, Director and Vice President. Ms. Nelson is 30 years of age. She graduated from Olympus High School in Salt Lake City, Utah in 1989. From 1998 to the present, she has worked for Utah Cleaning and Maid Service, and from 1997 to the present, she has also worked as a private day care provider, also in Salt Lake City. From 1996 to 1997, Ms. Nelson was the manager of Red's Frozen Yogurt in Salt Lake City, and from 1994 to 1996, she worked as a travel agent for Morris Travel, also in Salt Lake City. From 1992 to 1994, Ms. Nelson was a receptionist for Continental Airlines. From October 1995 to September 1996, Ms. Nelson was a Director and Vice President of Icon Systems, Inc., and from December, 1997 to the present, she has been a Director and Secretary/Treasurer of XEBec International, Inc., a shell company looking for a merger or acquisition. Ms. Nelson is the sister of Draco's President, Steven D. Moulton.

      Lane Clissold, Director and President. Mr Clissold is 49 years old. He graduated from Skyline High School in Salt Lake City, Utah in 1969. From 1969 until 1979, Mr. Clissold worked for The Utah Department of Transportation in the construction engineering and safety departments. During that period of time, Mr Clissold attended Utah State University, The University of Utah and Brigham Young University. Mr. Clissold graduated in 1976 with a degree in engineering. In 1977, Mr. Clissold bought Alpine Auto Renovations and is still President and co-owner. Mr. Clissold has been an officer and director of a few publicly held developmental stage companies including Sound Industries, (Director and President from January of 1995 until May of 1997); Rotunda Oil and Mining, (Director and President from November 1995 to November of 1998), and is currently a director and Secretary/Treasurer of Treasure Mountain.

Significant Employees.
---------------------

       Draco has no employees who are not executive officers, but who are expected to make a significant contribution to Draco's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to Draco's operations. Members of management are the only persons who may be deemed to be promoters of Draco.

Family Relationships.
--------------------

      Ms. Nelson is Mr. Moulton's sister. There are no other family relationships between any directors or executive officers of Draco, either by blood or by marriage. The three officers of Draco's Jump'n Jax subsidiary are related. James Wheeler and Michelle Wheeler are husband and wife, and Richard Lamb is Michelle Wheeler's father.

Involvement in Certain Legal Proceedings.
----------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Draco, its executive officers and directors, and its principal shareholders are not yet subject to the stock beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Draco intends to file a Form 8-A sometime in 2001 in order to register its common stock under Section 12(g) of the Securities Exchange Act of 1934. If and when this occurs, Draco will become subject to the stock beneficial ownership reporting requirements, and Form 3 reports will be filed at that time.

Item 10. Executive Compensation.
         ----------------------

Cash Compensation
-----------------

      The following table sets forth the aggregate compensation paid by Draco for services rendered during the periods indicated:

                          SUMMARY COMPENSATION TABLE

                                              Long Term Compensation
                                              ------------------------------
                        Annual Compensation   Awards                 Payouts
                        --------------------- ---------------------- -------
(a)          (b)       (c)     (d)   (e)      (f)           (g)      (h)    (i)
                                                            Secur-
                                                            ities           All
Name and     Year or                  Other    Rest-        Under-   LTIP   Other
Principal    Period    Salary  Bonus  Annual   ricted       lying    Pay-   Comp-
Position     Ended     ($)     ($)    Compen-  Stock        Options  outs   ensation
------------------------------------------------------------------------------------

Steven D.
Moulton      12/31/98   0      0      0        0             0       0      0
Secretary/   12/31/99   0      0      0        600,000(1)(2) 0       0      0
Treasurer    12/31/00   0      0      0        0             0       0      0
Director

Diane Nelson 12/31/98   0      0      0        0             0       0      0
V.President  12/31/99   0      0      0        0             0       0      0
Director     12/31/00   0      0      0        0             0       0      0

Lane
Clissold     12/31/98   0      0      0        0             0       0      0
President    12/31/99   0      0      0        500,000 (2)   0       0      0
Director     12/31/00   0      0      0        0             0       0      0

(1) 100,000 of these shares were issued to Excel Properties, LLC which is controlled by Mr. Moulton, for services rendered. These shares are reflected as "restricted".

(2) 500,000 shares were issued to each of Steven D. Moulton and Lane Clissold for a combination of services rendered and $25,000 cash paid by each of Mr.
Moulton and Mr. Clissold.


      Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Draco's management during the fiscal years ended December 31, 2000 and 1999. Further, no member of Draco's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

      Except for the August 18, 1999 stock issuances to Steven D. Moulton, Excel Properties, LLC and Lane Clissold, there are no plans whereby Draco would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
-------------------------

      Draco has no arrangement for compensating its directors.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
------------------------------------------------------

      There are no employment contracts, compensatory plans or arrangements, including payments to be received from Draco, with respect to any director or executive officer of Draco which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Draco or its subsidiaries, any change in control of Draco, or a change in the person's responsibilities following a change in control of Draco.

      Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of Draco's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation
---------------------------------

      None.

Compensation Pursuant to Plans
------------------------------

      None.

Pension Table
-------------

      None; not applicable.

Other Compensation
------------------

      None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the share holdings of those persons who are known to Draco to be the beneficial owners of more than five percent of Draco's common stock as of March 19, 2001. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number                            Percent
Name and Address                   of Shares Beneficially Owned      of Class
-----------------                  ----------------------------      --------

Steven D. Moulton *                      602,500                       29.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane Clissold                            500,000                       24.6%
135 West 900 South
Salt Lake City, Utah  84101

Fidenas International Bank, LTD          379,000                       18.6%
Bolam House George St.
Nassau Bahamas

Cam Pak International, LTD               195,845                        9.6%

                                        ---------                      -----
          TOTALS                        1,677,345                      82.4%


* 100,000 of these shares were issued to Excel Properties LLC, which is controlled by Mr. Moulton, for services rendered. These shares are reflected as "restricted".

Security Ownership of Management.
--------------------------------

      The following table sets forth the share holdings of Draco's directors and executive officers as of March 19, 2001. Each of these persons has sole investment and sole voting power over the shares indicated.

                                      Number                          Percent
Name and Address                      of Shares Beneficially Owned    of Class
-----------------                     ----------------------------    --------

Steven D. Moulton                        602,500                       29.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane Clissold                            500,000                       24.6%
135 West 900 South
Salt Lake City, Utah  84101

Diane Nelson                                -0-                          -0-
4596 Russel St.
Salt Lake City, Utah 84117              ---------                     -------

All directors and executive
officers as a group (3)                 1,102,500                      54.2%


Changes in Control.
------------------

      There are no present arrangements or pledges of Draco's securities which may result in a change in control of Draco.


Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Transactions with Management and Others.
---------------------------------------

      There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, two of the current directors and executive officers have acquired "unregistered" and "restricted" shares of Draco's common stock in consideration of a combination of services rendered and cash paid. Steven D. Moulton and Lane Clissold have each received an aggregate of 500,000 "unregistered" and "restricted" post-split shares in consideration of services rendered and $25,000 cash paid by each. Additionally, a company controlled by Mr. Moulton, Excel Properties, LLC, received 100,000 post-split shares of "unregistered" and "restricted" common stock in consideration of services rendered. See the caption "Executive Compensation" of this report.

Certain Business Relationships.
------------------------------

      There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
--------------------------

      There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, in May 2000, Steven D. Moulton,-Draco's Secretary and Treasurer, loaned $7,500 to Draco. This loan is unsecured, is due on demand, and bears interest at 10% per annum.

Parents of the Issuer.
---------------------

      Draco has no parents, except to the extent that Messrs. Moulton and Clissold may be deemed to be parents by virtue of their stock holdings. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this report.

Transactions with Promoters.
---------------------------

      There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Exhibits
--------

Exhibit
Number            Description
-------           -----------

 3.1              Articles of Incorporation

 3.2              By-Laws

 3.3              Articles of Merger between Draco Holding
                  Corporation and Draco Corp.

10.1              Promissory Note for $7,500 from Draco
                  Holding Corporation to Steven D. Moulton


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.


Reports on Form 8-K
-------------------

          Draco filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Draco Holding Corporation



Date: March 27, 2001            By /s/ Lane Clissold
                                   --------------------------------------
                                  Lane Clissold, Director and
                                  President


Date: March 27, 2001            By /s/ Steven D. Moulton
                                  --------------------------------------
                                  Steven D. Moulton, Director and
                                  Secretary/Treasurer, Chief Financial
                                  and Accounting Officer

Date: March 27, 2001          By /s/ Diane Nelson
                                 ------------------------------------------
                                 Diane Nelson, Director and Vice President

                            EXHIBIT INDEX

Exhibit                                                           Exhibit
Number            Description                                     Location
-------           -----------                                     --------

 3.1              Articles of Incorporation                          ____

 3.2              By-Laws                                            ____

 3.3              Articles of Merger between Draco Holding           ____
                  Corporation and Draco Corp.

10.1              Promissory Note for $7,500 from Draco              ____
                  Holding Corporation to Steven D. Moulton


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.