Form 10QSB
period 2001-03-31
DRACO HOLDING CORP/NV
filed 2001-04-25
CIK 787251

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

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

                        511 East St. George Boulevard
                            St. George, Utah 84770
                      ---------------------------------
                   (Address of Principal Executive offices)

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

(1) Yes  X    No                (2) Yes X     No
        ----    ----                   ----      ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of April 23, 2001, there were 2,034,750 shares of the Registrant's common stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of March 31, 2001 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and March 31, 2000, the unaudited related statements of stockholders' equity for the period from inception through March 31, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During the three months ended March 31, 2001, Draco experienced a net loss of $5,979, which is $1,567 more than the $4,412 net loss incurred for the three months ended March 31, 2000. For the three months ended March 31, 2001, Draco reported revenues of $4,850, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. This was $4,645 more than the $205 of revenues reported for the three months ended March 31, 2000. The increase in revenues is attributed to the fact that Draco did not begin active business operations until approximately March 2000.

     Total expenses for the three months ended March 31, 2001, were $10,995 or $6,378 more than the total expenses of $4,617 incurred during the three month period ended March 31, 2000. The increase is largely attributable to expenses associated with Draco's active business operations through its subsidiary, Jump'n Jax, Inc., which did not commence until approximately March 2000. Approximately one-third of the expenses incurred during the three month period ended March 31, 2001, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses associated with Draco's business.

     Balance Sheet Information
     -------------------------

     Assets

     As of March 31, 2001, Draco reported total assets of $30,164 down $576 from the $30,740 reported as of December 31, 2000. Current assets of March 31, 2001 were $11,920, down $2,790 from the $14,710 reported as of December 31, 2000. The change in total assets and current assets reflects primarily the net loss generated by Draco during the three months ended March 31, 2001 partially offset by a $3,000 increase in the amount of a loan made to Draco by an officer and director of Draco. Equipment (net) has increased from $16,030 at December 31, 2000 to $18,244 at March 31, 2001, which reflects the purchase of approximately $3,000 in additional equipment decreased by $786 in accumulated depreciation during the three month period.

     Liabilities

     Draco's liabilities as of March 31, 2001 consist of $10,500 on a note payable to Draco's Secretary/Treasurer, accrued interest on that loan of $500, and accounts payable of $2,637. In May 2000, Draco's Secretary/Treasurer loaned Draco $7,500. In February, 2001, the loan was increased by an additional $3,000 due to the purchase of $3,000 additional equipment for Draco by Draco's Secretary/Treasurer. The loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

     Total liabilities of Draco increased $5,403 from $8,234 as of December 31, 2000, to $13,637 as of March 31, 2001. The increase in total liabilities reflects a $3,000 increase in the principal amount of the loan made by the Company's Secretary/Treasurer to Draco and the increase of $2,403 in accounts payable.

     Liquidity and Capital Resources - March 31, 2001
     ------------------------------------------------

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

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

           None

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended March 31, 2001.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DRACO HOLDING CORPORATION


Date: April 24, 2001           By: /s/ Lane Clissold
                                  ---------------------------------------
                                   Lane Clissold
                                   Director and President



Date: April 24, 2001           By: /s/ Steven D. Moulton
                                  ---------------------------------------
                                   Steven D. Moulton
                                   Director and Secretary/Treasurer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS



                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2001 and December 31, 2000

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                               ------------- --------------
                                                (Unaudited)
CURRENT ASSETS

  Cash                                         $     11,920  $      14,710
                                               ------------- --------------

    Total Current Assets                             11,920         14,710
                                               ------------- --------------
EQUIPMENT

  Equipment (net) (Note 5)                           18,244         16,030
                                               ------------- --------------

    Total Equipment                                  18,244         16,030
                                               ------------- --------------

TOTAL ASSETS                                   $     30,164  $      30,740
                                               ============= ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                             $      2,637  $         234
  Note payable - related party (Note 4)              10,500          7,500
  Accrued interest - related party (Note 4)             500            500
                                               ------------- --------------

    Total Liabilities                                13,637          8,234
                                               ------------- --------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000
    shares authorized; 2,034,750 shares issued
    and outstanding                                   2,035          2,035
  Additional paid-in capital                        133,795        133,795
  Deficit accumulated during the
    development stage                              (119,303)      (113,324)
                                               ------------- --------------

    Total Stockholders' Equity                       16,527         22,506
                                               ------------- --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     30,164  $      30,740
                                               ============= ==============

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                From
                                                                Inception on
                                                                December 17,
                                    For the Three Months Ended  1985 Through
                                              March 31,         March 31,
                                          2001       2000       2001
                                    ------------- ------------- -------------

REVENUES                            $      4,850  $        205  $     19,569
                                    ------------- ------------- -------------
EXPENSES

  General and administrative              10,995         4,617       139,774
                                    ------------- ------------- -------------

    Total Expenses                        10,995         4,617       139,774
                                    ------------- ------------- -------------

LOSS FROM OPERATIONS                      (6,145)       (4,412)     (120,205)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                             -             -          (500)
  Interest income                            166             -         1,236
                                    ------------- ------------- -------------

    Total Other Income                       166             -           736
                                    ------------- ------------- -------------

NET LOSS                            $     (5,979) $     (4,412) $   (119,303)
                                    ============= ============= =============

BASIC LOSS PER SHARE                $      (0.00) $      (0.00)
                                    ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 2,034,750     1,341,599
                                    ============= =============

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
          From Inception on December 17, 1985 through March 31, 2001

                                                                 Deficit
                                                                 Accumulated
                                                   Additional    During the
                                Common Stock       Paid-in       Development
                              Shares     Amount    Capital       Stage
                           ----------- ----------- ------------- -------------
Balance at inception on
 December 17, 1985                  -  $        -  $          -  $          -

Common stock issued for
 cash at $0.02                400,000         400         7,600             -

Common stock issued for
 cash at $0.20 per share      534,750         535       106,415             -

Stock offering costs                -           -       (34,220)            -

Net loss from inception
 on December 17, 1985
 through December 31, 1996          -           -             -       (80,830)
                           ----------- ----------- ------------- -------------

Balance, December 31, 1996    934,750         935        79,795       (80,830)

Contributed capital
 for expenses                       -           -           100             -

Net loss for the year
 ended December 31, 1997            -           -             -          (100)
                           ----------- ----------- ------------- -------------

Balance, December 31, 1997    934,750         935        79,895       (80,930)

Net loss for the year
 ended December 31, 1998            -           -             -          (150)
                           ----------- ----------- ------------- -------------

Balance, December 31, 1998    934,750         935        79,895       (81,080)

Common stock issued for
 cash at $0.05 per share    1,000,000       1,000        49,000             -

Common stock issued for
 services at $0.05
 per share                    100,000         100         4,900             -

Net loss for the year
 ended December 31, 1999            -           -             -       (12,406)
                           ----------- ----------- ------------- -------------

Balance, December 31, 1999  2,034,750       2,035       133,795       (93,486)

Net loss for the year
 ended December 31, 2000            -           -             -       (19,838)
                           ----------- ----------- ------------- -------------

Balance, December 31, 2000  2,034,750       2,035       133,795      (113,324)

Net loss for the three
 months ended March 31,
 2001 (unaudited)                   -           -             -        (5,979)
                           ----------- ----------- ------------- -------------
Balance, March 31, 2001
  (unaudited)               2,034,750  $    2,035  $    133,795  $   (119,303)
                           =========== =========== ============= =============


                         DRACO HOLDING CORPORATION
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                          From
                                                                          Inception on
                                                                          December 17,
                                              For the Three Months Ended  1985 Through
                                                        March 31,         March 31,
                                                    2001       2000       2001
                                              ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                     $     (5,979) $     (4,412) $   (119,303)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Contributed capital for expenses                      -             -           100
   Common stock issued for services                      -             -         5,000
   Depreciation                                        786             -         2,785
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable           2,403         2,756         2,637
   Increase (decrease) in accrued interest               -             -           500
                                              ------------- ------------- -------------

     Net Cash Used by Operating Activities          (2,790)       (1,656)     (108,281)
                                              ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                (3,000)            -       (21,029)
                                              ------------- ------------- -------------

     Net Cash Used by Investing Activities          (3,000)            -       (21,029)
                                              ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                    -             -       (34,220)
 Increase note payable - related party               3,000             -        10,500
 Issuance of common stock for cash                       -             -       164,950
                                              ------------- ------------- -------------

     Net Cash Provided by Financing Activities       3,000             -       141,230
                                              ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                     (2,790)       (1,656)       11,920

CASH AT BEGINNING OF PERIOD                         14,710        42,344             -
                                              ------------- ------------- -------------

CASH AT END OF PERIOD                         $     11,920  $     40,688  $     11,920
                                              ============= ============= =============
Cash paid for:

  Interest                                    $          -  $          -  $          -
  Income taxes                                $          -  $          -  $          -

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

  Common stock issued for services            $          -  $          -  $      5,000

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2001 and December 31, 2000

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

          b.  Provision for Taxes

          At March 31, 2001, the Company had net operating loss carryforwards of approximately $119,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                For the Three Months Ended
                                                        March 31,
                                                      2001        2000
                                                -------------- -------------

Income tax benefit at statutory rate            $       2,272  $      1,676
Change in valuation allowance                          (2,272)       (1,676)
                                                -------------- -------------

                                                $           -  $          -
                                                ============== =============


Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Three Months Ended
                                                           March 31,
                                                       2001        2000
                                                -------------- -------------

Income tax benefit at statutory rate            $      45,335  $     37,201
Change in valuation allowance                         (45,335)      (37,201)
                                                -------------- -------------

                                                $           -  $          -
                                                ============== =============

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2001 and December 31, 2000

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

          g.  Basic Loss Per Share
                                                          For the
                                                   Three Months Ended
                                                          March 31,
                                                      2001         2000
                                                -------------- -------------
Basic loss per share:
   Numerator - net income(loss)                 $      (5,979) $     (4,412)
   Denominator - weighted  average number
     of shares outstanding                          2,034,750     1,341,599
                                                -------------- -------------

   Earnings (loss) per share                    $       (0.00) $      (0.00)
                                                ============== =============

The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h.  Unaudited Financial Statements

         The accompanying unaudited financial statements include all for the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         As of March 31, 2001, the loan balance owed to a shareholder amounted to $10,500. The loan accrues interest at 10%, is unsecured and is due upon demand. The loan has accrued interest of $500 at March 31, 2001.

NOTE 5 - FIXED ASSETS

         In May 2000, the Company purchased inflatable bounce houses (shown below as rental equipment, which are rented out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of depreciation. The Company purchased an automobile in May 2000 which has a 5-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 5 - FIXED ASSETS (Continued)

                                                    March 31,
                                                      2001
                                                  ------------
         Rental equipment                         $    13,626
         Automobile                                     7,403
         Accumulated depreciation                      (2,785)
                                                  ------------

              Total                               $    16,030
                                                  ============

Depreciation expense for the three months ended March 31, 2001 and 2000 was $786 and $-0-, respectively.