Form 10QSB
period 2001-06-30
DRACO HOLDING CORP/NV
filed 2001-08-03
CIK 787251

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to____________

                       Commission File No. 033-02441-D

                          Draco Holding Corporation
                          --------------------------
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

                                August 1, 2001

                               2,034,751 shares


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of June 30, 2001 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001 and June 30, 2000, the unaudited related statements of stockholders' equity for the period from inception through June 30, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

       (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations. During the three months ended June 30, 2001, Draco experienced a net loss of $12,836, which is $7,316 less than the $20,152 net loss incurred for the three months ended June 30, 2000. For the six months ended June 30, 2001, Draco incurred a net loss of $18,815 which is $5,749 less than the $24,564 net loss incurred during the six months ended June 30, 2000. For the three months ended June 30, 2001, Draco reported revenues of $8,155 which is $4,193 more than the revenues of $3,962 reported for the three months ended June 30, 2000. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Revenues for the six month period ended June 30, 2001 were $13,005 which is $8,838 more than the $4,167 of revenues reported for the six month period ended June 30, 2000. The increase in revenues is attributed to an increase in business during the later periods, and also to the fact that Draco's current business operations did not commence until approximately March 2000. As a result the revenues for the six month period ended June 30, 2000 contain revenues only for approximately the four months of March through June, 2000. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

      Expenses for the three months ended June 30, 2001were $20,791, or $3,323 less than the expenses of $24,114 incurred during the three month period ended June 30, 2000. Expenses for the six months ended June 30, 2001 were $31,786 or $3,055 more than the expenses of $28,731 incurred during the six month period ended June 30, 2000. Approximately one-half of the expenses incurred during the three and six month periods ended June 30, 2001, were primarily associated with non recurring legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses.

      Balance Sheet Information
      -------------------------

      Assets

      As of June 30, 2001, Draco reported total assets of $24,954, down $5,786 from the $30,740 reported as of December 31, 2000. Current assets of June 30, 2001 were $7,566, down $7,144 from the $14,710 reported as of December 31, 2000. The change in total assets and current assets reflects primarily the net loss generated by Draco during the six months ended June 30, 2001 partially offset by a $13,000 increase in a loan made to Draco by Draco's Secretary/Treasurer. Equipment (net) has increased from $16,030 at December 31, 2000 to $17,388 at June 30, 2001, which reflects the purchase of approximately $3,000 in additional equipment in first quarter 2001 decreased by $1,642 in accumulated depreciation during the six month period ended June 30, 2001.

      Liabilities

      Draco's only liability as of June 30, 2001 is for $20,500 on a note payable to Draco's Secretary/Treasurer and approximately $763 in accrued interest on the loan. In May 2000, Draco's Secretary/Treasurer loaned Draco $7,500. The loan was increased by an additional

$3,000 in first quarter 2001 and by an additional $10,000 in second quarter 2001. The loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

      Total liabilities of Draco increased $13,029 from $8,234 as of December 31, 2000, to $21,263 as of June 30, 2001. The increase in total liabilities reflects a $13,000 increase in the amount of the loan made by Draco's Secretary/Treasurer to the Company together with an increase of $263 in accrued interest, partially offset by the payment of $234 of accounts payable which were owed as of December 31, 2000.

      Liquidity and Capital Resources - June 30, 2001
      -----------------------------------------------

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended June 30, 2001.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORPORATION


Date: August 2, 2001                 By: /s/ Lane Clissold
                                        ______________________
                                        Lane Clissold
                                        Director and President


Date: August 2, 2001                 By: /s/ Steven D. Moulton
                                        _______________________
                                        Steven D. Moulton
                                        Director and Secretary/Treasurer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 2001 and December 31, 2000

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                    June 30,     December 31,
                                                      2001          2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $      7,566  $     14,710
                                                  ------------- -------------

    Total Current Assets                                 7,566        14,710
                                                  ------------- -------------
EQUIPMENT

  Equipment (net) (Note 5)                              17,388        16,030
                                                  ------------- -------------

    Total Equipment                                     17,388        16,030
                                                  ------------- -------------

    TOTAL ASSETS                                  $     24,954  $     30,740
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $          -  $        234
  Note payable - related party (Note 4)                 20,500         7,500
  Accrued interest - related party (Note 4)                763           500
                                                  ------------- -------------

    Total Liabilities                                   21,263         8,234
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000
    shares authorized; 2,034,750 shares issued
    and outstanding                                      2,035         2,035
  Additional paid-in capital                           133,795       133,795
  Deficit accumulated during the development stage    (132,139)     (113,324)
                                                  ------------- -------------

    Total Stockholders' Equity                           3,691        22,506
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     24,954  $     30,740
                                                  ============= =============

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations



                                                                                           From
                                         For the                       For the             Inception on
                                     Six Months Ended             Three Months Ended       December 17,
                                         June 30,                      June 30,            1985 Through
                                     2001         2000           2001           2000       June 30, 2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $      13,005  $       4,167  $       8,155  $       3,962  $      27,724
                               -------------- -------------- -------------- -------------- --------------
EXPENSES

  General and administrative          31,786         28,731         20,791         24,114        160,565
                               -------------- -------------- -------------- -------------- --------------

    Total Expenses                    31,786         28,731         20,791         24,114        160,565
                               -------------- -------------- -------------- -------------- --------------

LOSS FROM OPERATIONS                 (18,781)       (24,564)       (12,636)       (20,152)      (132,841)
                               -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSES)

  Interest expense                      (262)             -           (262)             -           (762)
  Interest income                        228              -             62              -          1,464
                               -------------- -------------- -------------- -------------- --------------

    Total Other Income                   (34)             -           (200)             -            702
                               -------------- -------------- -------------- -------------- --------------

NET LOSS                       $     (18,815) $     (24,564) $     (12,836) $     (20,152) $    (132,139)
                               ============== ============== ============== ============== ==============

BASIC LOSS PER SHARE           $       (0.01) $       (0.01) $       (0.00) $       (0.00)
                               ============== ============== ============== ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             2,034,750      2,034,750      2,034,750      1,341,599
                               ============== ============== ============== ==============


                                        3

                            DRACO HOLDING CORPORATION
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
            From Inception on December 17, 1985 through June 30, 2001

                                                                                       Deficit
                                                                                       Accumulated
                                                                         Additional    During the
                                                    Common Stock         Paid-in       Development
                                                Shares         Amount    Capital       Stage
                                             ------------- ------------- ------------- -------------
Balance at inception on December 17, 1985               -  $          -  $          -  $          -

Common stock issued for cash at $0.02             400,000           400         7,600             -

Common stock issued for cash at $0.20
 per share                                        534,750           535       106,415             -

Stock offering costs                                    -             -       (34,220)            -

Net loss from inception on December 17,
 1985 through December 31, 1996                         -             -             -       (80,830)
                                             ------------- ------------- ------------- -------------

Balance, December 31, 1996                        934,750           935        79,795       (80,830)

Contributed capital for expenses                        -             -           100             -

Net loss for the year ended
 December 31, 1997                                      -             -             -          (100)
                                             ------------- ------------- ------------- -------------

Balance, December 31, 1997                        934,750           935        79,895       (80,930)

Net loss for the year ended
 December 31, 1998                                      -             -             -          (150)
                                             ------------- ------------- ------------- -------------

Balance, December 31, 1998                        934,750           935        79,895       (81,080)

Common stock issued for cash at
 $0.05 per share                                1,000,000         1,000        49,000             -

Common stock issued for services
 at $0.05 per share                               100,000           100         4,900             -

Net loss for the year ended
 December 31, 1999                                      -             -             -       (12,406)
                                             ------------- ------------- ------------- -------------

Balance, December 31, 1999                      2,034,750         2,035       133,795       (93,486)

Net loss for the year ended
 December 31, 2000                                      -             -             -       (19,838)
                                             ------------- ------------- ------------- -------------

Balance, December 31, 2000                      2,034,750         2,035       133,795      (113,324)

Net loss for the six months ended
 June, 2001 (unaudited)                                 -             -             -       (18,815)
                                             ------------- ------------- ------------- -------------

Balance, June 30, 2001 (unaudited)              2,034,750  $      2,035  $    133,795  $   (132,139)
                                             ============= ============= ============= =============


                                        4

                            DRACO HOLDING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     From
                                                                                     Inception on
                                                                   For the           December 17,
                                                               Six Months Ended      1985 Through
                                                                   June 30,          June 30,
                                                              2001          2000     2001
                                                         ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                               $    (18,815) $    (24,564) $   (132,139)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Contributed capital for expenses                               -             -           100
     Common stock issued for services                               -             -         5,000
     Depreciation                                               1,642             -         3,641
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts
        payable and accrued interest                               29         7,500           763
                                                         ------------- ------------- -------------

       Net Cash Used by Operating  Activities                 (17,144)      (17,064)     (122,635)
                                                         ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                          (3,000)       (7,403)      (21,029)
                                                         ------------- ------------- -------------

       Net Cash Used by Investing Activities                   (3,000)       (7,403)      (21,029)
                                                         ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                                              -             -       (34,220)
  Increase note payable - related party                        13,000             -        20,500
  Issuance of common stock for cash                                 -             -       164,950
                                                         ------------- ------------- -------------

       Net Cash Provided by Financing Activities               13,000             -       151,230
                                                         ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                                (7,144)      (24,467)        7,566

CASH AT BEGINNING OF PERIOD                                    14,710        42,344             -
                                                         ------------- ------------- -------------

CASH AT END OF PERIOD                                    $      7,566  $     17,877  $      7,566
                                                         ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for:

     Interest                                            $          -  $          -  $         -
     Income taxes                                        $          -  $          -  $         -


                                        5

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2001 and December 31, 2000

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

     b.  Provision for Taxes

     At June 30, 2001, the Company had net operating loss carry forwards of approximately $132,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                               For the Six Months Ended
                                                       June 30,
                                                   2001        2000
                                               ------------- -----------
Income tax benefit at statutory rate           $      2,272  $    1,676
Change in valuation allowance                        (2,272)     (1,676)
                                               ------------- -----------

                                               $          -  $        -
                                               ============= ===========

Deferred tax assets (liabilities) are comprised of the following:

                                               For the Six Months Ended
                                                         June 30,
                                                    2001        2000
                                               ------------- -----------

Income tax benefit at statutory rate           $     45,335  $   37,201
Change in valuation allowance                       (45,335)    (37,201)
                                               ------------- -----------

                                               $          -  $        -
                                               ============= ===========

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2001 and December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         b.  Provision for Taxes (continued)

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

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

         f. Revenue Recognition Policy

         Revenues are recognized when rental of equipment is made and services have been provided. The Company rents entertainment equipment through a subsidiary for parties. No products are sold and no inventory is on hand.

         g.  Basic Loss Per Share

                                                       For the
                                                   Six Months Ended
                                                       June 30,
                                                    2001      2000
                                               ------------ ------------
         Basic loss per share:
           Numerator - net income(loss)        $   (18,815) $   (24,564)
           Denominator - weighted average
            number of shares outstanding         2,034,750    2,034,750
                                               ------------ ------------

         Earnings (loss) per share             $     (0.01) $     (0.01)
                                               ============ ============

         The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h.  Unaudited Financial Statements

         The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         In May 2000, a shareholder loaned the Company $ 7,500 to cover operating expenses. The loan was increased by $3,000 in first quarter 2001 and by an additional $10,000 in second quarter 2001. The loan accrues interest at 10%, is unsecured and is due upon demand. The loan has accrued interest of $763 at June 30, 2001.

NOTE 5 - FIXED ASSETS

         In May 2000, the Company purchased inflatable bounce houses (shown below as rental equipment, which are rented out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of deprecation. The Company purchased an automobile in May 2000 which has a 5-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 5 - FIXED ASSETS (Continued)

                                               June 30,
                                                 2001
                                            -------------
         Rental equipment                   $     13,626
         Automobile                                7,403
         Accumulated depreciation                 (3,641)
                                            -------------

              Total                         $     17,388
                                            =============

         Depreciation expense for the six months ended June 30, 2001 and 2000 was $1,642 and $-0-, respectively.