Form 10QSB
period 2001-09-30
DRACO HOLDING CORP/NV
filed 2001-10-23
CIK 787251

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

(1) Yes  X  No                (2) Yes  X     No
        ----  ----                    ----      -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                               Not applicable.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of October 22, 2001 Draco Holding Corporation had 2,034,750 shares of its $0.001 par value common stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of September 30, 2001 and the related audited consolidated balance sheet as of December 31, 2000, the unaudited related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and September 30, 2000, the unaudited related statements of stockholders' equity for the period from inception through September 30, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations. During the three months ended September 30, 2001, Draco experienced a net loss of $9,204, or approximately ($0.005) per share, which is $3,197 more than the $6,007 net loss, or approximately ($0.003) per share, incurred for the three months ended

September 30, 2000. For the nine months ended September 30, 2001, Draco incurred a net loss of $28,019, or approximately ($0.014) per share, which is $2,552 less than the $30,571 net loss, or approximately ($0.015) per share, incurred during the nine months ended September 30, 2000. For the three months ended September 30, 2001, Draco reported revenues of $7,109 which is $2,012 more than the revenues of $5,097 reported for the three months ended September 30, 2000. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Revenues for the nine month period ended September 30, 2001 were $20,114 which is $10,850 more than the $9,264 of revenues reported for the nine month period ended September 30, 2000. The increase in revenues is attributed to an increase in business during the later periods, and also to the fact that Draco's current business operations did not commence until approximately March 2000. As a result the revenues for the nine month period ended September 30, 2000 contain revenues only for approximately the seven months of March through September, 2000. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Expenses for the three months ended September 30, 2001 were $15,800, or $4,696 more than the expenses of $11,104 incurred during the three month
period ended September 30, 2000.   Expenses for the nine months ended
September 30, 2001 were $47,586 or $7,751 more than the expenses of $39,835 incurred during the nine month period ended September 30, 2000. The increase in expenses is largely attributable to an increase in general and administrative expenses incurred as a result of increased business. Approximately one-third of the expenses incurred during the three and nine month periods ended September 30, 2001, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses.

     Balance Sheet Information
     -------------------------

     Assets

     As of September 30, 2001, Draco reported total assets of $16,910 down $13,830 from the $30,740 reported as of December 31, 2000. Current assets of September 30, 2001 were $379, down $14,331 from the $14,710 reported as of December 31, 2000. The change in total assets and current assets reflects primarily the net loss generated by Draco during the nine months ended September 30, 2001 partially offset by a $13,000 increase in a loan made to Draco by Draco's Secretary/Treasurer. Equipment (net) has increased from $16,030 at December 31, 2000 to $16,531 at September 30, 2001, which reflects the purchase of approximately $3,000 in additional equipment decreased by approximately $2,499 in accumulated depreciation during the period.

     Liabilities

     Draco's liabilities as of September 30, 2001 consist of $20,500 on a note payable to Draco's Secretary/Treasurer, accrued interest on that loan of $1,275, and accounts payable of $648. In May 2000, Draco's Secretary/Treasurer loaned Draco $7,500. The loan was increased by an additional $3,000 in first quarter 2001 and by an additional $10,000 in second quarter 2001. The loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

     Total liabilities of Draco increased $14,189 from $8,234 as of December 31, 2000, to $22,423 as of September 30, 2001. The increase in total liabilities reflects a $13,000 increase in the amount of the loan made by Draco's Secretary/Treasurer to the Company together with an increase of $775 in accrued interest, and an increase of $414 in accounts payable.

     Liquidity and Capital Resources - September 30, 2001
     ----------------------------------------------------

     Note 2 in Draco's financial statements indicates that Draco has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to increase operations through its wholly-owned subsidiary. In the interim, Draco will likely meet its expenses through capital provided by additional loans from management. Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows only until approximately December 31, 2001. Draco's Secretary/Treasurer has indicated that he intends to loan additional funds to Draco at the end of the current year. In the event that Draco's business continues to grow and expand, Draco may need to purchase additional equipment which will require expanded resources. If that occurs, Draco proposes to seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

      ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended September 30, 2001.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DRACO HOLDING CORPORATION





Date: October 23, 2001           By: /S/ Lane Clissold
                                    ------------------------------------

                                   Lane Clissold
                                   Director and President

Date: October 23, 2001         By: /s/ Steven D. Moulton
                                  ---------------------------------
                                   Steven D. Moulton
                                   Director and Secretary/Treasurer

                                 APPENDIX "A"
                             FINANCIAL STATEMENTS





                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2001 and December 31, 2000

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                  September 30,  December 31,
                                                       2001        2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $        379  $     14,710
                                                  ------------- -------------

    Total Current Assets                                   379        14,710
                                                  ------------- -------------

EQUIPMENT

  Equipment (net)                                       16,531        16,030
                                                  ------------- -------------

    Total Equipment                                     16,531        16,030
                                                  ------------- -------------

     TOTAL ASSETS                                 $     16,910  $     30,740
                                                  ============= =============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $        648  $        234
  Note payable - related party                          20,500         7,500
  Accrued interest - related party                       1,275           500
                                                  ------------- -------------

    Total Liabilities                                   22,423         8,234
                                                  ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 500,000,000
   shares authorized; 2,034,750 shares issued
   and outstanding                                       2,035         2,035
  Additional paid-in capital                           133,795       133,795
  Deficit accumulated during the development stage    (141,343)     (113,324)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)                (5,513)       22,506
                                                  ------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                              $     16,910  $     30,740
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



                         DRACO HOLDING CORPORATION
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                                (Unaudited)

                                                                                     From
                                                                                     Inception on
                                      For the                      For the           December 17,
                                  Nine Months Ended          Three Months Ended      1985 Through
                                    September 30,                September 30,       September 30,
                                 2001           2000          2001          2000     2001
                             ------------- ------------- ------------- ------------- -------------
REVENUES                     $     20,114  $      9,264  $      7,109  $      5,097  $     34,833
                             ------------- ------------- ------------- ------------- -------------
EXPENSES

  General and administrative       47,586        39,835        15,800        11,104       176,365
                             ------------- ------------- ------------- ------------- -------------

    Total Expenses                 47,586        39,835        15,800        11,104       176,365
                             ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS              (27,472)      (30,571)       (8,691)       (6,007)     (141,532)
                             ------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                   (775)            -          (513)            -        (1,275)
  Interest income                     228             -             -             -         1,464
                             ------------- ------------- ------------- ------------- -------------

    Total Other Income               (547)            -          (513)            -           189
                             ------------- ------------- ------------- ------------- -------------

NET LOSS                     $    (28,019) $    (30,571) $     (9,204) $     (6,007) $   (141,343)
                             ============= ============= ============= ============= =============

BASIC LOSS PER SHARE         $      (0.01) $      (0.02) $      (0.00) $      (0.00)
                             ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          2,034,750     2,034,750     2,034,750     2,034,750
                             ============= ============= ============= =============





The accompanying notes are an integral part of these consolidated financial statements


                         DRACO HOLDING CORPORATION
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity
      From Inception on December 17, 1985 through September 30, 2001

                                                                                       Deficit
                                                                                     Accumulated
                                                                        Additional    During the
                                                  Common Stock           Paid-In     Development
                                              Shares        Amount       Capital        Stage
                                          ------------- ------------- ------------- -------------
Balance at inception on December 17, 1985            -  $          -  $          -  $          -

Common stock issued for cash at $0.02          400,000           400         7,600             -

Common stock issued for cash at
 $0.20 per share                               534,750           535       106,415             -

Stock offering costs                                 -             -       (34,220)            -

Net loss from inception on December 17,
 1985 through December 31, 1996                      -             -             -       (80,830)
                                          ------------- ------------- ------------- -------------

Balance, December 31, 1996                     934,750           935        79,795       (80,830)

Contributed capital for expenses                     -             -           100             -

Net loss for the year ended
 December 31, 1997                                   -             -             -          (100)
                                          ------------- ------------- ------------- -------------

Balance, December 31, 1997                     934,750           935        79,895       (80,930)

Net loss for the year ended
 December 31, 1998                                   -             -             -          (150)
                                          ------------- ------------- ------------- -------------

Balance, December 31, 1998                     934,750           935        79,895       (81,080)

Common stock issued for cash at
 $0.05 per share                             1,000,000         1,000        49,000             -

Common stock issued for services
 at $0.05 per share                            100,000           100         4,900             -

Net loss for the year ended
 December 31, 1999                                   -             -             -       (12,406)
                                          ------------- ------------- ------------- -------------

Balance, December 31, 1999                   2,034,750         2,035       133,795       (93,486)

Net loss for the year ended
 December 31, 2000                                   -             -             -       (19,838)
                                          ------------- ------------- ------------- -------------

Balance, December 31, 2000                   2,034,750         2,035       133,795      (113,324)

Net loss for the nine months ended
 September 30, 2001 (unaudited)                      -             -             -       (28,019)
                                          ------------- ------------- ------------- -------------

Balance, September 30, 2001 (unaudited)      2,034,750  $      2,035  $    133,795  $   (141,343)
                                          ============= ============= ============= =============



The accompany notes are an integral part of these consolidated financials statements.


                      DRACO HOLDING CORPORATION
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                              From
                                                                              Inception on
                                                            For the           December 17,
                                                       Nine Months Ended      1985 Through
                                                          September 30,       September 30,
                                                       2001          2000     2001
                                                  ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $    (28,019) $    (30,571) $   (141,343)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Contributed capital for expenses                        -             -           100
     Common stock issued for services                        -             -         5,000
     Depreciation                                        2,499           617         4,498
     Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable
       and accrued interest                              1,189           945         1,923
                                                  ------------- ------------- -------------

        Net Cash Used by Operating Activities          (24,331)      (29,009)     (129,822)
                                                  ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                   (3,000)       (7,403)      (21,029)
                                                  ------------- ------------- -------------

        Net Cash Used by Investing Activities           (3,000)       (7,403)      (21,029)
                                                  ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                                       -             -       (34,220)
  Increase note payable - related party                 13,000         7,500        20,500
  Issuance of common stock for cash                          -             -       164,950
                                                  ------------- ------------- -------------

        Net Cash Provided by Financing Activities       13,000         7,500       151,230
                                                  ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                        (14,331)      (28,912)          379

CASH AT BEGINNING OF PERIOD                             14,710        42,344             -
                                                  ------------- ------------- -------------

CASH AT END OF PERIOD                             $        379  $     13,432  $        379
                                                  ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                        $          -  $          -  $          -
  Income taxes                                    $          -  $          -  $          -




The accompanying notes are an integral part of these consolidated financial statements.


                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2001 and December 31, 2000


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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