Form 10KSB
period 2001-12-31
DRACO HOLDING CORP/NV
filed 2002-02-11
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                 Commission File No. 033-02441-D


                    DRACO HOLDING CORPORATION
           ____________________________________________
          (Name of Small Business Issuer in its Charter)

           NEVADA                                     87-0638750
______________________________                 ________________________
(State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                  511 East St. George Boulevard
                      St. George, Utah 84770
              ______________________________________
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 209-0545


                               N/A
   ___________________________________________________________
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None

Name of Each Exchange on Which Registered:                       None

Securities Registered under Section 12(g) of the Exchange Act:


                               None
                          ______________
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $23,850.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

February 5, 2002 - $934.75. There are approximately 934,750 shares of common voting stock of the registrant held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the registrant, so the registrant has arbitrarily valued these shares based on $0.001 par value per share.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of February 5, 2002 there were 2,034,750 shares of the issuer's common stock issued and outstanding.

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

     On March 3, 2000 Draco's board of directors unanimously approved the formation of Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax"), as a wholly-owned subsidiary of Draco. Jump'n Jax operates Draco's business of leasing inflatable balloon bounce houses for parties and outdoor activities in Southern Utah. Since September 21, 2001, the directors of Jump'n Jax have been Todd Wheeler and Steven D. Moulton, and the officers have been:
President-Todd Wheeler; and Secretary and Treasurer-Steven D. Moulton.

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

Distribution Methods of the Products or Services.
-------------------------------------------------

     Currently, we run three yellow page adds in Southern Utah, and occasionally advertise in local newspapers. However, word of mouth recommendations have been our biggest source of customers.

Status of any Publicly Announced New Product or Service.
-------------------------------------------------------

     None; not applicable.

Competition.
------------

     The city of St. George now has three bounce house services that we compete with. Hoo-ray Bouncers and A to Z Kids offer the same type of service for about $80 for 3 hours. A third company, Hatch Party Rental, started operating in St. George during 2001. It usually charges approximately $100 for 3 hours. It has fairly new equipment. The bounce house units of Hoo-ray Bouncers and A to Z Kids are about eight years old and in need of some repair or replacement, while our six units are all under three years old and safer and cleaner. Our rates are approximately $15 cheaper than Hoo-ray Bouncers and A to Z Kids on the week days. A to Z has an advantage in that one of their bounce houses is larger and can accommodate larger events. However, A to Z is now located in Kanab, Utah, which is almost 80 miles away from St. George.

Sources and Availability of Raw Materials.
-----------------------------------------

     The bounce houses are readily available through All American Inflatables of Sacramento, California, Cutting Edge Creations, Inc., of Burnsville, Minnesota, and HEC Services Inc., of Orlando, Florida.

No Dependence on One or a Few Major Customers.
----------------------------------------------

     We are not dependent on one or a few major customers. Less than 10% of our revenues came from any one source during our last fiscal year.

Patents, Trademarks, Licenses, Franchises, Concessions,
-------------------------------------------------------
Royalty Agreements or Labor Contracts.
--------------------------------------

     We have no patents, licenses, franchises, concessions, royalty agreements or labor contracts. Our childrens' entertainment business is operated under the Jump'n Jax name. We have not registered the Jump'n Jax name as a trademark, and we do not have any immediate plans to do so.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

     No special governmental approval is required to operate our business other than having a valid business license which generally applies to all businesses.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

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

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     There are no environmental laws that materially impact our business.

Research and Development Expenses.
----------------------------------

     We have not incurred any research and development expenses in the past, and we do not expect to incur any in the foreseeable future.

Number of Employees.
-------------------

     We presently have one employee and one independent contractor. The employee is an officer and director of our Jump'n Jax subsidiary. These persons work on a part-time basis.

Item 2.  Description of Property.
         ------------------------

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


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

Market Information.
-------------------


     There has not been any established "public market" for shares of common stock of Draco at any time during the last two fiscal years. There have been no quotations for common stock of Draco according to The National Quotation Bureau, LLC ("NQB") for at least five years. Draco has applied for quotations of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). No assurance can be given that any market for Draco's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the "holding period" under Rule 144. See the headings "Recent Sales of Unregistered Securities," and "Security Ownership of Certain Beneficial Owners and Management."

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

Recent Sales of Unregistered Securities.
---------------------------------------

     During the past three years, Draco (or its predecessor corporation) sold the following post-split shares of common stock without registering them under the Securities Act of 1933:

                     Date                Number of         Aggregate
     Name            Acquired            Shares            Consideration
     ----            --------            ------            -------------
Steven D. Moulton     8/18/99            500,000(1)         $25,000 and
                                                            Services

Lane Clissold         8/18/99            500,000(1)         $25,000 and
                                                            Services

Excel Properties *    8/18/99            100,000(1)         Services
L.L.C.

*These shares are controlled by Steven Moulton, Draco's Secretary and Treasurer.

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

     During the next 12 months, our only foreseeable cash requirements will relate to maintaining Draco in good standing; preparing and filing required periodic reports with the Securities and Exchange Commission, and funding operations for our children's entertainment bounce house business. We believe that cash on hand will be sufficient for approximately the next six months. After that, we may need to fund operations through the possible sale of restricted common stock by Draco and/or through additional loans that may be made by our officers and directors. We do not expect to make any significant purchases or sales of equipment in the next twelve months. We do expect any significant changes in the number of our employees during the next twelve months.

Management's Discussion and Analysis of Financial
-------------------------------------------------
Condition and Results of Operations.
------------------------------------

     Results of Operations. During the year ended December 31, 2001, Draco experienced a net loss of $37,237, which is $17,399 more than the $19,838 net loss incurred for the year ended December 31, 2000. For the year ended December 31, 2001, Draco reported revenues of $23,850, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment, which is $9,131 more than $14,719 revenues reported for the year ended December 31, 2000. The increase in revenues is attributed to an increase in business, and the fact that Draco did not commence active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., until approximately March 2000, so the year ended December 31, 2000 includes approximately 9-10 months of operations, while the most recent year ended December 31, 2001 includes 12 months of operations.

     Total expenses for the year ended December 31, 2001 were $58,972, or $23,679 more than the total expenses of $35,293 incurred during the year ended December 31, 2000. The increase of $23,679 is largely attributable to expenses associated with an increase in Draco's active business operations through its subsidiary, Jump'n Jax, Inc., which did not commence business operations until approximately March 2000. Approximately one-fourth of the expenses incurred during the year ended December 31, 2001, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses associated with Draco's business.

     Balance Sheet Information
     -------------------------

     Assets

     As of December 31, 2001, Draco reported total assets of $28,809 down $1,931 from the $30,740 reported as of December 31, 2000. Current assets at December 31, 2001 were $13,136, down $1,574 from the $14,710 reported as of December 31, 2000. The change in total assets and current assets reflects primarily the $37,237 net loss generated by Draco during the year ended December 31, 2001 partially offset by a $32,548 increase in the principal amounts of the loans made to Draco by Draco's officers and directors.

      Liabilities

      Draco's liabilities as of December 31, 2000 consist of $40,048 on notes payable to Draco's officers and directors, accrued interest on the loans of $2,843, and accounts payable of $649. The related party loans accrue interest at 10% per annum and are due upon demand. The loans are unsecured.

      Total liabilities of Draco increased $35,306 from $8,234 as of December 31, 2000, to $43,540 as of December 31, 2001. The increase in total liabilities reflects the increase of $32,548 in the principal amount of loans made by Draco's officers and directors to Draco during 2001, the increase in accrual of interest on the loans of $2,343, and the increase of $415 in accounts payable.

      Liquidity and Capital Resources - December 31, 2000
      ---------------------------------------------------

      The Independent Auditor's Report dated January 17, 2002, accompanying Draco's audited financial statements for the years ended December 31, 2001 and 2000, expresses substantial doubt as to Draco's ability to continue as a going concern on the basis that Draco has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

      Draco believes that its liquid resources are adequate to maintain operations through cash on hand and through internally generated cash flows for a period of approximately 6 months. After that Draco will likely need to raise additional capital through the sale of its restricted common stock or by obtaining additional loans from its officers and directors. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

Item 7.  Financial Statements.
         ---------------------







                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

                         C O N T E N T S



Independent Auditors' Report ............................................... 3

Consolidated Balance Sheet.................................................. 4

Consolidated Statements of Operations....................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)................... 6

Consolidated Statements of Cash Flows....................................... 7

Notes to the Consolidated Financial Statements.............................. 8

                                H
                                J
                 -------------------------------
                     HJ & ASSOCIATES, L.L.C.
                 -------------------------------
           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS






                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

Board of Directors
Draco Holding Corporation and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Draco Holding Corporation Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, and from the beginning of the development stage on December 17, 1985 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Draco Holding Corporation and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with auditing standards generally accepted in the United States of America.

The accounting consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
January 17, 2002


-----------------------------------------------------------------------------
 50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
                    Consolidated Balance Sheet




                              ASSETS
                             -------

                                                                  December 31,
                                                                     2001
                                                                 -------------
CURRENT ASSETS

  Cash                                                           $     13,136
                                                                 -------------

     Total Current Assets                                              13,136
                                                                 -------------
EQUIPMENT

  Equipment (net) (Note 5)                                             15,673
                                                                 -------------

     Total Equipment                                                   15,673
                                                                 -------------

     TOTAL ASSETS                                                $     28,809
                                                                 =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                               $        649
  Note payable - related parties (Note 4)                              40,048
  Accrued interest - related parties (Note 4)                           2,843
                                                                 -------------

     Total Liabilities                                                 43,540
                                                                 -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 500,000,000 shares
   authorized; 2,034,750 shares issued and outstanding                  2,035
  Additional paid-in capital                                          133,795
  Deficit accumulated during the development stage                   (150,561)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                             (14,731)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     28,809
                                                                 =============





      The accompanying notes are an integral part of these consolidated financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 December 17,
                                         For the Years Ended     1985 Through
                                             December 31,        December 31,
                                          2001          2000     2001
                                     ------------- ------------- -------------

REVENUES                             $     23,850  $     14,719  $     38,569
                                     ------------- ------------- -------------

EXPENSES

  General and administrative               58,972        35,293       187,751
                                     ------------- ------------- -------------

    Total Expenses                         58,972        35,293       187,751
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (35,122)      (20,574)     (149,182)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                         (2,343)         (500)       (2,843)
  Interest income                             228         1,236         1,464
                                     ------------- ------------- -------------

    Total Other Income (expense)           (2,115)          736        (1,379)
                                     ------------- ------------- -------------

NET LOSS                             $    (37,237) $    (19,838) $   (150,561)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.02) $      (0.01)
                                     ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  2,034,750     2,034,750
                                     ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
  From Inception on December 17, 1985 through December 30, 2001

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                    Common Stock      Paid-in     Development
                                Shares      Amount    Capital     Stage
                            ------------ ------------ ----------- ------------
Balance at inception on
 December 17, 1985                    -  $         -  $        -  $         -

Common stock issued for
 cash at $0.02                  400,000          400       7,600            -

Common stock issued for
 cash at $0.20 per share        534,750          535     106,415            -

Stock offering costs                  -            -     (34,220)           -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                    -            -           -      (80,830)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1996      934,750          935      79,795      (80,830)

Contributed capital
  for expenses                        -            -         100            -

Net loss for the year
 ended December 31, 1997              -            -           -         (100)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1997      934,750          935      79,895      (80,930)

Net loss for the year
 ended December 31, 1998              -            -           -         (150)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1998      934,750          935      79,895      (81,080)

Common stock issued for
 cash at $0.05 per share      1,000,000        1,000      49,000            -

Common stock issued for
 services at $0.05
 per share                      100,000          100       4,900            -

Net loss for the year
 ended December 31, 1999              -            -           -      (12,406)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1999    2,034,750        2,035     133,795      (93,486)

Net loss for the year
 ended December 31, 2000              -            -           -      (19,838)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2000    2,034,750        2,035     133,795     (113,324)

Net loss for the year
 ended December 31, 2001              -            -           -      (37,237)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2001    2,034,750  $     2,035  $  133,795  $  (150,561)
                            ============ ============ =========== ============




       The accompanying notes are an integral part of these consolidated financial statements.


                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                                         From
                                                                         Inception on
                                                                         December 17,
                                                 For the Years Ended     1985 Through
                                                     December 31,        December 31,
                                                  2001          2000     2001
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $    (37,237) $    (19,838) $   (150,561)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Contributed capital for expenses                    -             -           100
    Common stock issued for services                    -             -         5,000
    Depreciation                                    3,357         1,999         5,356
 Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable           415           234           649
    Increase (decrease) in accrued interest         2,343           500         2,843
                                             ------------- ------------- -------------

      Net Cash Used by Operating Activities       (31,122)      (17,105)     (136,613)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment               (3,000)      (18,029)      (21,029)
                                             ------------- ------------- -------------

     Net Cash Used by Investing Activities         (3,000)      (18,029)      (21,029)
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                   -             -       (34,220)
 Proceeds from note payable - related party        32,548         7,500        40,048
 Issuance of common stock for cash                      -             -       164,950
                                             ------------- ------------- -------------
      Net Cash Provided by Financing
       Activities                                  32,548         7,500       170,778
                                             ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                    (1,574)      (27,634)       13,136

CASH AT BEGINNING OF PERIOD                        14,710        42,344             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     13,136  $     14,710  $     13,136
                                             ============= ============= =============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

Cash paid for:

  Interest                                   $          -  $          -  $          -
  Income taxes                               $          -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Common stock issued for services           $          -  $          -  $      5,000



       The accompanying notes are an integral part of these consolidated financial statements.

                                7

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 2001

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

         In March 2000 the Company incorporated Jump'n Jax, Inc., a wholly-owned subsidiary in accordance with Statement of Financial Accounting Standards No. 141. The Subsidiary is in the business of equipment rental and the leasing of inflatable bounce houses for parties and entertainment.

         b.  Provision for Taxes

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $ 28,244 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benifits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                   For the Years Ended
                                                      December 31,
                                                   2001          2000
                                               ------------- -------------

         Income tax benefit at statutory rate  $     14,150  $      7,538
         Change in valuation allowance              (14,150)       (7,538)
                                               ------------- -------------
                                               $          -  $          -
                                               ============= =============



         Deferred tax assets (liabilities) are comprised of the following:

                                                  For the Years Ended
                                                      December 31,
                                                   2001        2000
                                               ------------- -------------

         Income tax benefit at statutory rate  $     24,883  $     10,733
         Change in valuation allowance             ( 24,883)      (10,733)
                                               ------------- -------------

                                               $          -  $          -
                                               ============= =============

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

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

         g.  Basic Loss Per Share
                                                              For the
                                                            Years Ended
                                                            December 31,
                                                         2001         2000
                                                   ------------- -------------
         Basic loss per share:
         Numerator - net income (loss)             $    (37,237) $    (19,838)

         Denominator - weighted
          average number of
          shares outstanding                          2,034,750     2,034,750
                                                   ------------- -------------

         Earnings (loss) per share                 $      (0.02) $      (0.01)
                                                   ============= =============

         The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         As needed, the company's officers and directors have loaned the Company funds to cover operating expenses. The loans accrue interest at 10%, are unsecured and are due upon demand. The loans have accrued interest of $2,843 at December 31, 2001. The loan balances at December 31, 2001 totaled $40,048.

NOTE 5 - FIXED ASSETS

         In May 2000, the Company purchased inflatable bounce houses shown below as rental equipment, which are rented out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of deprecitaion. The Company purchased an automobile in May 2000 which has a 5-year life. Depreciation is computed using the straight-line method. Assets and depreciation for the period are as follows:

                                                       December 31,
                                                          2001
                                                       -----------

         Rental equipment                              $   13,626
         Automobile                                         7,403
         Accumulated depreciation                          (5,356)
                                                       -----------

              Total                                    $   15,673
                                                       ===========

         Depreciation expense for the years ended December 31, 2001 and 2000 was $ 3,357 and $1,999, respectively.

                                10
Item 8.  Changes in and Disagreements with Accountants
         ---------------------------------------------
         on Accounting and Financial Disclosure.
         ---------------------------------------

     None; not applicable.


                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         -------------------------------------------------


Identification of Directors and Executive Officers.
--------------------------------------------------

      The following table sets forth the names of all current directors and executive officers of Draco. These persons will serve until the next annual meeting of the stockholders (held in September of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                         Date of       Date of
                      Positions          Election or   Termination
Name                    Held             Designation   or Resignation
--------------------  -----------------  ------------  ----------------
Lane Clissold         President/          8/99            *
                      Director

Diane Nelson          Vice President/     8/99            *
                      Director

Steven D. Moulton     Secretary/          8/99            *
                      Treasurer
                      Director

         *    These persons presently serve in the capacities indicated.

Business Experience.
-------------------

      Steven D. Moulton, Director and Secretary. Mr. Moulton is 39 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Since December, 1997, Mr. Moulton has been associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company. From December 1997 until June 2001, Mr. Moulton was the President and a director of Quazon Corp., a blank check company. In June 2001, Quazon Corp. acquired Scientific Energy, Inc., and Mr. Moulton resigned as an officer and director of Quazon Corp. at that time. From December, 1997 until approximately September 1999, Mr. Moulton served as a director and President of Bear Lake Recreation, Inc., a public snowmobile rental company. Also, from December 1997 to the present, Mr. Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition.
With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and InsiderStreet.com, formerly, Sierra Holding Group, Inc, none of these companies was subject to the reporting requirements of the commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995. Mr. Moulton is the brother of Draco's Vice President/director, Diane Nelson.

      Diane Nelson, Director and Vice President. Ms. Nelson is 31 years of age. She graduated from Olympus High School in Salt Lake City, Utah in 1989. From 1998 to the present, she has worked for Utah Cleaning and Maid Service, and from 1997 to the present, she has also worked as a private day care provider, also in Salt Lake City. From 1996 to 1997, Ms. Nelson was the manager of Red's Frozen Yogurt in Salt Lake City, and from 1994 to 1996, she worked as a travel agent for Morris Travel, also in Salt Lake City. From 1992 to 1994, Ms. Nelson was a receptionist for Continental Airlines. From October 1995 to September 1996, Ms. Nelson was a Director and Vice President of Icon Systems, Inc., and from December, 1997 to the present, she has been a Director and Secretary/Treasurer of XEBec International, Inc., a shell company looking for a merger or acquisition. Ms. Nelson is the sister of Draco's President, Steven D. Moulton.

      Lane Clissold, Director and President. Mr Clissold is 50 years old. He graduated from Skyline High School in Salt Lake City, Utah in 1969. From 1969 until 1979, Mr. Clissold worked for The Utah Department of Transportation in the construction engineering and safety departments. During that period of time, Mr Clissold attended Utah State University, The University of Utah and Brigham Young University. Mr. Clissold graduated in 1976 with a degree in engineering. In 1977, Mr. Clissold bought Alpine Auto Renovations and is still President and co-owner. Mr. Clissold has been an officer and director of a few publicly held developmental stage companies including Sound Industries, (Director and President from January of 1995 until May of 1997); Rotunda Oil and Mining, (Director and President from November 1995 to November of 1998), and is currently a director and Secretary/Treasurer of Treasure Mountain.

Significant Employees.
---------------------

      Draco has no employees who are not executive officers, but who are expected to make a significant contribution to Draco's business other than Todd Wheeler who serves as an officer and director of Draco's subsidiary, Jump n' Jax. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to Draco's operations. Members of management are the only persons who may be deemed to be promoters of Draco.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by Draco for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE

                            Annual            Long Term Compensation
                        --------------------- ------------------------------
                        Annual Compensation   Awards                 Payouts
                        --------------------- ---------------------- --------
(a)          (b)       (c)     (d)   (e)      (f)           (g)      (h)    (i)
                                                            Secur-
                                      Other                 ities           All
Name and     Year or                  Annual   Rest-        Under-   LTIP   Other
Principal    Period    Salary  Bonus  Compen-  ricted       lying    Pay-   Compen-
Position     Ended     ($)     ($)    sation   Stock        Options  outs   sation
------------------------------------------------------------------------------------

Steven D.
Moulton      12/31/99   0      0      0        600,000(1)(2) 0       0      0
Secretary/   12/31/00   0      0      0        0             0       0      0
Treasurer    12/31/01   0      0      0        0             0       0      0
Director

Diane Nelson 12/31/99   0      0      0        0             0       0      0
V.President  12/31/00   0      0      0        0             0       0      0
Director     12/31/01   0      0      0        0             0       0      0

Lane
Clissold     12/31/99   0      0      0        500,000(2)    0       0      0
President    12/31/00   0      0      0        0             0       0      0
Director     12/31/01   0      0      0        0             0       0      0


(1) 100,000 of these shares were issued to Excel Properties, LLC which is controlled by Mr. Moulton, for services rendered. These shares are"restricted" for purposes of Rule 144.

(2) 500,000 shares were issued to each of Steven D. Moulton and Lane Clissold for a combination of services rendered and $25,000 cash paid by each of Mr. Moulton and Mr. Clissold. These shares are "restricted" for purposes of Rule 144.

      Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Draco's management during the fiscal years ended December 31, 2001 and 2000. Further, no member of Draco's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Employment Contracts and Termination of Employment
--------------------------------------------------
and Change-in-Control Arrangements.
----------------------------------

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

Bonuses and Deferred Compensation.
---------------------------------

     None.

Compensation Pursuant to Plans.
------------------------------

     None.

Pension Table.
-------------

     None; not applicable.

Other Compensation.
------------------

     None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

     The following table sets forth the share holdings of those persons who are known to Draco to be the beneficial owners of more than five percent of Draco's common stock as of February 5, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                 Number of Shares                 Percent
Name and Address                 Beneficially Owned               of Class
----------------                 -------------------              --------
Steven D. Moulton                    *602,500                      29.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane Clissold                         500,000                      24.6%
135 West 900 South
Salt Lake City, Utah  84101

Fidenas International Bank, LTD      379,000                       18.6%
Bolam House George St.
Nassau Bahamas

Cam Pak International, LTD           195,845                        9.6%
                                  -----------
          TOTALS                   1,677,345                       82.4%

* 100,000 of these shares were issued to Excel Properties LLC, which is controlled by Mr. Moulton, for services rendered. These shares are "restricted" for purposes of Rule 144.

Security Ownership of Management.
--------------------------------

      The following table sets forth the share holdings of Draco's directors and executive officers as of February 5, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number of Shares              Percent
Name and Address                   Beneficially Owned            of Class
---------------------              -------------------           --------
Steven D. Moulton                    602,500                       29.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane Clissold                        500,000                       24.6%
135 West 900 South
Salt Lake City, Utah  84101

Diane Nelson                            -0-                         -0-
4596 Russel St.
Salt Lake City, Utah 84117

All directors and executive        --------------------
officers as a group (3)            1,102,500                       54.2%

Changes in Control.
------------------

     There are no present arrangements or pledges of Draco's securities which may result in a change in control of Draco.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Transactions with Management and Others.
---------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, two of the current directors and executive officers have acquired "unregistered" and "restricted" shares of Draco's common stock in consideration of a combination of services rendered and cash paid. Steven D. Moulton and Lane Clissold have each received an aggregate of 500,000 "unregistered" and "restricted" post-split shares in consideration of services rendered and $25,000 cash paid by each. Additionally, a company controlled by Mr. Moulton, Excel Properties, LLC, received 100,000 post-split shares of "unregistered" and "restricted" common stock in consideration of services rendered. See the caption "Executive Compensation" of this report. Additionally, Steven D. Moulton and Lane Clissold have each loaned Draco funds to support its ongoing operations. As of December 31, 2001, the aggregate principal balances of the loans totaled $40,048, and the aggregate accrued interest on the loans totaled $2,843. The loans bear interest at 10% per annum, are unsecured and are due on demand.

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

Indebtedness of Management.
---------------------------

      There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, in May 2000, Steven D. Moulton,-Draco's Secretary and Treasurer, loaned $7,500 to Draco. Subsequently Mr. Moulton increased the amount of his loan to Draco, and Lane Clissold, Draco's President, also loaned funds to Draco. At December 31, 2001, the aggregate principal balance of the loans totaled $40,048 and the aggregate accrued interest totaled $2,843. The loans are unsecured, are due on demand, and bear interest at 10% per annum.

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

 3.1              Articles of Incorporation

 3.2              By-Laws

 3.3              Articles of Merger between Draco Holding
                  Corporation and Draco Corp.

10.1              Promissory Note for $7,500 from Draco
                  Holding Corporation to Steven D. Moulton

10.2              Promissory Note for $12,000 from Draco
                  Holding Corporation to Lane Clissold

10.3              Promissory Note for $20,548 from Draco
                  Holding Corporation to Steven D. Moulton


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          **   All exhibits, other than Exhibit 10.2 and Exhibit
               10.3, have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

Reports on Form 8-K.
-------------------

     Draco filed no reports on Form 8-K during the last quarter of the period covered by this report.



                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Draco Holding Corporation



Date: February 7, 2002         By /s/ Lane Clissold
                                  Lane Clissold, Director and
                                  President


Date: February 7, 2002         By /s/ Steven D. Moulton
                                  Steven D. Moulton, Director and
                                  Secretary/Treasurer, Chief Financial
                                  And Accounting Officer


Date: February 7, 2002         By /s/ Diane Nelson
                                  Diane Nelson, Director and Vice
                                  President



                          EXHIBIT INDEX

Exhibit                                                           Exhibit
Number            Description                                     Location
----------        ------------                                    --------

 3.1              Articles of Incorporation                          **

 3.2              By-Laws                                            **

 3.3              Articles of Merger between Draco Holding           **
                  Corporation and Draco Corp.

10.1              Promissory Note for $7,500 from Draco              **
                  Holding Corporation to Steven D. Moulton

10.2              Promissory Note for $12,000 from Draco             ____
                  Holding Corporation to Lane Clissold

10.3              Promissory Note for $20,548 from Draco             ____
                  Holding Corporation to Steven D. Moulton

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          **   All exhibits, other than Exhibit 10.2 and Exhibit
               10.3, have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.