Form 10QSB
period 2002-03-31
DRACO HOLDING CORP/NV
filed 2002-05-13
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

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

(1) Yes [X]  No [ ]               (2) Yes [X]     No [ ]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                         Not applicable.


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of April 29, 2002, there were 2,034,750 shares of the Registrant's common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of March 31, 2002 and the related audited consolidated balance sheet as of December 31, 2001, the unaudited related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001, the unaudited related statements of stockholders' equity for the period from inception through March 31, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Results of Operations. For the three months ended March 31, 2002, Draco reported revenues of $3,245, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. This was $1,605 less than the $4,850 of revenues reported for the three months ended March 31, 2001. Draco attributes this decrease in revenues to increased competition and to a divorce that Jump 'n Jax, Inc.'s president was involved in. The divorce has since been concluded.

          Total expenses for the three months ended March 31, 2002, were $10,456 or $539 less than the total expenses of $10,995 incurred during the three month period ended March 31, 2001. Approximately one-third of the expenses incurred during the three month period ended March 31, 2002, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and general and administrative expenses associated with Draco's business.

         During the three months ended March 31, 2002, Draco experienced a net loss of $8,211, which is $2,232 more than the $5,979 net loss incurred for the three months ended March 31, 2001. Draco attributes this increase in net loss primarily to the reduction of revenues in the three month period ended March 31, 2001.

         Balance Sheet Information
         -------------------------

         Assets

         As of March 31, 2002, Draco reported total assets of $22,043 down $6,766 from the $28,809 reported as of December 31, 2001. Current assets as of March 31, 2002 were $7,421, down $5,715 from the $13,136 reported as of December 31, 2001. The change in total assets and current assets reflects primarily the net loss generated by Draco during the three months ended March 31, 2002. Equipment (net) has decreased from $15,673 at December 31, 2001 to $14,622 at March 31, 2002, which reflects approximately $1,051 in additional accumulated depreciation during the three month period.

         Liabilities

         Draco's liabilities as of March 31, 2002 consist of $40,048 on notes payable to Draco's officers and directors, accrued interest on the related party loans of $3,843, and accounts payable of $1,094. In May 2000, Draco's Secretary/Treasurer loaned Draco $7,500. In 2001, Mr. Moulton loaned additional funds to Draco, and Draco's president also loaned funds to Draco. At December 31, 2001 and at March 31, 2002, the aggregate principal balance of the loans totaled $40,048. The loans accrue interest at 10% per annum, are unsecured, and are due upon demand.

         Total liabilities of Draco increased $1,445 from $43,540 as of December 31, 2001, to $44,985 as of March 31, 2002. The increase in total liabilities reflects an increase in accrued interest on the related party loans of $1,000 and an increase of $400 in accounts payable.

         Liquidity and Capital Resources - March 31, 2002
         ------------------------------------------------

         Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately 6 months. Draco may seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended March 31, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DRACO HOLDING CORPORATION


Date: May 13, 2002              By:/s/ Lane Clissold
                                   --------------------------------------
                                   Lane Clissold
                                   Director and President



Date: May 13, 2002              By: /s/ Steve D. Moulton
                                   --------------------------------------
                                   Steven D. Moulton
                                   Director and Secretary/Treasurer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS








                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2002 and December 31, 2001

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,    December 31,
                                                      2002          2001
                                                 -------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                           $       7,421  $     13,136
                                                 -------------- -------------

    Total Current Assets                                 7,421        13,136
                                                 -------------- -------------
EQUIPMENT

  Equipment (net)                                       14,622        15,673
                                                 -------------- -------------

    Total Equipment                                     14,622        15,673
                                                 -------------- -------------

    TOTAL ASSETS                                 $      22,043  $     28,809
                                                 ============== =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                               $       1,094  $        649
  Note payable - related party                          40,048        40,048
  Accrued interest - related party                       3,843         2,843
                                                 -------------- -------------

    Total Liabilities                                   44,985        43,540
                                                 -------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 500,000,000
   shares authorized; 2,034,750 shares
   issued and outstanding                                2,035         2,035
  Additional paid-in capital                           133,795       133,795
  Deficit accumulated during the development stage    (158,772)     (150,561)
                                                 -------------- -------------

    Total Stockholders' Equity (Deficit)               (22,942)      (14,731)
                                                 -------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                             $      22,043  $      28,809
                                                 ============== ==============



       The accompanying notes are an integral part of these consolidated financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)


                                                                   From
                                                                Inception on
                                                                 December 17,
                                    For the Three Months Ended  1985 Through
                                              March 31,           March 31,
                                         2002          2001          2002
                                    ------------- ------------- -------------

REVENUES                            $      3,245  $      4,850  $     41,814
                                    ------------- ------------- -------------
EXPENSES

  General and administrative              10,456        10,995       198,207
                                    ------------- ------------- -------------

    Total Expenses                        10,456        10,995       198,207
                                    ------------- ------------- -------------

LOSS FROM OPERATIONS                      (7,211)       (6,145)     (156,393)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                        (1,000)            -        (3,843)
  Interest income                              -           166         1,464
                                    ------------- ------------- -------------

    Total Other Income (expense)          (1,000)          166        (2,379)
                                    ------------- ------------- -------------

NET LOSS                            $     (8,211) $     (5,979) $   (158,772)
                                    ============= ============= =============

BASIC LOSS PER SHARE                $      (0.00) $      (0.00)
                                    ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 2,034,750     2,034,750
                                    ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
    From Inception on December 17,1985 through March 31, 2002

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                    Common Stock      Paid-in     Development
                                Shares      Amount    Capital     Stage
                            ------------ ------------ ----------- ------------
Balance at inception on
 December 17, 1985                    -  $         -  $        -  $         -

Common stock issued for
 cash at $0.02                  400,000          400       7,600            -

Common stock issued for
 cash at $0.20 per share        534,750          535     106,415            -

Stock offering costs                  -            -     (34,220)           -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                    -            -           -      (80,830)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1996      934,750          935      79,795      (80,830)

Contributed capital
  for expenses                        -            -         100            -

Net loss for the year
 ended December 31, 1997              -            -           -         (100)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1997      934,750          935      79,895      (80,930)

Net loss for the year
 ended December 31, 1998              -            -           -         (150)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1998      934,750          935      79,895      (81,080)

Common stock issued for
 cash at $0.05 per share      1,000,000        1,000      49,000            -

Common stock issued for
 services at $0.05
 per share                      100,000          100       4,900            -

Net loss for the year
 ended December 31, 1999              -            -           -      (12,406)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1999    2,034,750        2,035     133,795      (93,486)

Net loss for the year
 ended December 31, 2000              -            -           -      (19,838)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2000    2,034,750  $     2,035  $  133,795  $  (113,324)
                            ------------ ------------ ----------- ------------





       The accompanying notes are an integral part of these consolidated financial statements.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Continued)
    From Inception on December 17, 1985 through March 31, 2002

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                    Common Stock      Paid-in     Development
                                Shares      Amount    Capital     Stage
                            ------------ ------------ ----------- ------------

Balance, December 31, 2000    2,034,750  $     2,035  $  133,795  $  (113,324)

Net loss for the year ended
 December 31, 2001                    -            -           -      (37,237)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2001    2,034,750        2,035     133,795     (150,561)

Net loss for the three
 months ended March 31,
 2002 (unaudited)                     -            -            -      (8,211)
                            ------------ ------------ ----------- ------------

Balance, March 31, 2002
 (unaudited)                  2,034,750  $     2,035  $  133,795  $  (158,772)
                            ============ ============ =========== ============




      The accompanying notes are an integral part of these consolidated financial statements.


                      DRACO HOLDING CORPORATION
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                                 From
                                                                             Inception on
                                                                              December 17,
                                                 For the Three Months Ended  1985 Through
                                                           March 31,           March 31,
                                                      2002          2001         2002
                                                 ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                        $     (8,211) $     (5,979) $   (158,772)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Contributed capital for expenses                         -             -           100
   Common stock issued for services                                       -         5,000
   Depreciation                                         1,051           786         6,407
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                445         2,403         1,094
   Increase (decrease) in accrued interest              1,000             -         3,843
                                                 ------------- ------------- -------------

     Net Cash Used by Operating Activities             (5,715)       (2,790)     (142,328)
                                                 ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                        -        (3,000)      (21,029)
                                                 ------------- ------------- -------------

     Net Cash Used by Investing Activities                  -        (3,000)      (21,029)
                                                 ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Stock offering costs                                       -             -       (34,220)
 Increase note payable - related party                      -         3,000        40,048
 Issuance of common stock for cash                          -             -       164,950
                                                 ------------- ------------- -------------

     Net Cash Provided by Financing Activities              -         3,000       170,778
                                                 ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                        (5,715)       (2,790)        7,421

CASH AT BEGINNING OF PERIOD                            13,136        14,710             -
                                                 ------------- ------------- -------------

CASH AT END OF PERIOD                            $      7,421  $     11,920  $      7,421
                                                 ============= ============= =============

Cash paid for:

 Interest                                        $          -  $          -  $          -
 Income taxes                                    $          -  $          -  $          -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Common stock issued for services                $          -  $          -  $      5,000





         The accompanying notes are an integral part of these consolidated financial statements.



                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.