Form 10QSB
period 2002-06-30
DRACO HOLDING CORP/NV
filed 2002-08-13
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

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

                      c/o Jump n' Jax, Inc.
            511 East St. George Boulevard, Suite No. 3
                      St. George, Utah 84770
                ---------------------------------
             (Address of Principal Executive offices)

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

(1) Yes [ X ] No [  ]             (2) Yes [X ]    No [  ]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                         Not applicable.


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of August 8, 2002, there were 2,034,750 shares of the Registrant's common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of June 30, 2002 and the related audited consolidated balance sheet as of December 31, 2001, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001 and from inception through June 30, 2002, the unaudited related statements of stockholders' equity for the period from inception through June 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)    Plan of Operation.

     A footnote to our financial statements discloses that we have not yet established an on-going source of revenues sufficient to cover our operating costs and to allow us to continue as a growing concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate funding, we could be forced to cease operations. Two of our directors, Lane S. Clissold and Steve D. Moulton, are committed to loan the company additional funds for at least the next twelve months to help Draco cover operating expenses.

     Our plan of operations for the next twelve months is to continue operating our children's entertainment business with our bounce houses primarily in the St. George, Utah area, the

Mesquite, Nevada area, and in nearby communities. This 12 month plan of operations includes our goals of increasing revenue from our bounce house rental business, expanding our services to include other nearby small towns and communities, evaluate the possibility of opening a second store to be located in Mesquite, Nevada, hire additional employees, and/or independent contractors if we are successful in expanding our business, and reach profitability. To achieve these goals during the next 12 months, we intend to increase our advertising expenses, provide superior service, possibly purchase 1 or 2 more popular style bounce houses that our competitors do not have, and raise additional funds on an as needed basis to cover operating losses. Management believes that these plans can be successfully implemented.

     During the next 12 months, our only foreseeable cash requirements will relate to maintaining Draco in good standing; preparing and filing required periodic reports with the Securities and Exchange Commission, and funding operations for our children's entertainment bounce house business. We believe that cash on hand will be sufficient for approximately the next six months. After that, we may need to fund operations through the possible sale of restricted common stock by Draco and/or through additional loans that may be made by our officers and directors. We anticipate that we will have to raise $10,000 or less during the next twelve months, if we do not purchase additional bounce houses. If we purchase additional bounce houses our cash needs will increase by approximately $3,500 to $5,500 for each new bounce house purchased. We do not expect any significant changes in the number of our employees during the next twelve months.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During the three months ended June 30, 2002, Draco experienced a net loss of $7,720, which is $5,116 less than the $12,836 net loss incurred for the three months ended June 30, 2001. For the six months ended June 30, 2002, Draco incurred a net loss of $15,931 which is $2,884 less than the $18,815 net loss incurred during the six months ended June 30, 2001. For the three months ended June 30, 2002, Draco reported revenues of $4,398 which is $3,757 less than the revenues of $8,155 reported for the three months ended June 30, 2001. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Revenues for the six month period ended June 30, 2002 were $7,643 which is $5,362 less than the $13,005 of revenues reported for the six month period ended June 30, 2001. The decrease in revenues is attributed to a decrease in business during the later periods, which management believes is partially due to people spending less on childrens' entertainment in a worsening economy and also due to the unusually hot temperatures Southern Utah has experienced this year and fewer rentals as a result of the unusually hot temperatures. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Total expenses for the three months ended June 30, 2002 were $11,118, or $9,673 less than the expenses of $20,791 incurred during the three month period ended June 30, 2001. Total expenses for the six months ended June 30, 2002 were $21,574 or $10,212 less than the total expenses of $31,786 incurred during the six month period ended June 30, 2001. All of the expenses incurred during the three and six month periods ended June 30, 2002 and June 30, 2001 were general and administrative expenses. The decrease in expenses for the three and six month periods ended June 30, 2002 are primarily due to a decrease in wages or payments to independent contractors working in Draco's bounce house rental business. Approximately one-half of the expenses incurred during the three and six month periods ended June 30, 2002, were primarily associated with non recurring legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and other general and administrative expenses.

     Increased competition may have an adverse affect on Draco's results of operations. It may affect Draco's ability to increase and/or retain existing business. Increased competition could result in price cutting and lower revenues. In order to compete effectively, Draco may have to spend more funds on advertising or Draco may have to lower prices or offer incentives such as free party supplies. All of this may adversely affect Draco's results of operations.

     Draco's business is seasonal. Although summers bring very hot weather to the St. George, Utah area, Draco has experienced its largest sales revenues during summer months. Draco attributes this increase in business during summer months to an increase in children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings. The St. George, Utah area has mild winters, and Draco is able to engage in its business throughout the year.

     Balance Sheet Information
     -------------------------

     Assets

     As of June 30, 2002, Draco reported total assets of $19,701, down $9,108 from the $28,809 reported as of December 31, 2001. Current assets of June 30, 2002 were $6,130, down $7,006 from the $13,136 reported as of December 31, 2001. The change in total assets and current assets reflects primarily the net loss generated by Draco during the six months ended June 30, 2002 partially offset by a $5,000 increase in a loan made to Draco by one of Draco's officers. Equipment (net) has decreased from $15,673 at December 31, 2001 to $13,571 at June 30, 2002, which reflects an additional $2,102 in accumulated depreciation during the six month period ended June 30, 2002.

     Liabilities

     Draco's liabilities as of June 30, 2002 consist of $45,048 on notes payable to Draco's President and Secretary/Treasurer, approximately $4,843 in accrued interest on the loans, and accounts payable of $472. The loans accrue interest at 10% per annum and are due upon demand. The loans are unsecured.

     Total liabilities of Draco increased $6,823 from $43,540 as of December 31, 2001, to $50,363 as of June 30, 2002. The increase in total liabilities reflects a $5,000 increase in the amount of the loans made by Draco's President and/or Secretary/Treasurer to Draco together with an increase of $2,000 in accrued interest, partially offset by a decrease of $177 in accounts payable from the amount owed as of December 31, 2001.

     Liquidity and Capital Resources - June 30, 2002
     -----------------------------------------------

     Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco has a significant working capital deficit, and Draco has continued to generate
losses.   Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately 6 months. Draco may seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. Two of Draco's officers and directors, Lane Clissold and Steve Moulton, have committed to meet operating expenses for at least the next 12 months. However, Draco has not identified any specific source of long term liquidity. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended June 30, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORPORATION


Date: August 12, 2002            By: /s/ Lane Clissold
                                     Lane Clissold
                                     Director and President

Date: August 12, 2002            By: /s/ Steven D. Moulton
                                     Steven D. Moulton
                                     Director and Secretary/Treasurer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS




















                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2002 and December 31, 2001

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                     June 30,    December 31,
                                                       2002          2001
                                                  ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                            $      6,130  $     13,136
                                                  ------------- -------------

    Total Current Assets                                 6,130        13,136
                                                  ------------- -------------
EQUIPMENT

  Equipment (net)                                       13,571        15,673
                                                  ------------- -------------

    Total Equipment                                     13,571        15,673
                                                  ------------- -------------

    TOTAL ASSETS                                  $     19,701  $     28,809
                                                  ============= =============



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $        472  $        649
  Note payable - related party                          45,048        40,048
  Accrued interest - related party                       4,843         2,843
                                                  ------------- -------------

    Total Liabilities                                   50,363        43,540
                                                  ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 500,000,000
    shares authorized; 2,034,750 shares issued
    and outstanding                                      2,035         2,035
  Additional paid-in capital                           133,795       133,795
  Deficit accumulated during the development stage    (166,492)     (150,561)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)               (30,662)      (14,731)
                                                  ------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                    $     19,701  $     28,809
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.


                            DRACO HOLDING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                            From
                                                                                            inception on
                                           For the                      For the             December 17,
                                        Six Months Ended            Three Months Ended      1985
                                          June 30,                      June 30,            To June 30,
                                     2002           2001           2002           2001      2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $       7,643  $      13,005  $       4,398  $       8,155  $     46,212
                                -------------- -------------- -------------- -------------- -------------
EXPENSES

  General and administrative           21,574         31,786         11,118         20,791       209,325
                                -------------- -------------- -------------- -------------- -------------

    Total Expenses                     21,574         31,786         11,118         20,791       209,325
                                -------------- -------------- -------------- -------------- -------------

LOSS FROM OPERATIONS                  (13,931)       (18,781)        (6,720)       (12,636)     (163,113)
                                -------------- -------------- -------------- -------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                     (2,000)          (262)        (1,000)          (262)       (4,843)
  Interest income                           -            228              -             62         1,464
                                -------------- -------------- -------------- -------------- -------------

    Total Other Income                 (2,000)           (34)        (1,000)          (200)       (3,379)
                                -------------- -------------- -------------- -------------- -------------

NET LOSS                        $     (15,931) $     (18,815) $      (7,720) $     (12,836) $   (166,492)
                                ============== ============== ============== ============== =============

BASIC LOSS PER SHARE            $       (0.01) $       (0.01) $       (0.00) $       (0.00)
                                ============== ============== ============== ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              2,034,750      2,034,750      1,341,599      2,034,750
                                ============== ============== ============== ==============





   The accompanying notes are an integral part of these financial statements.



                            DRACO HOLDING CORPORATION
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
            From Inception on December 17, 1985 through June 30, 2002

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                    Common Stock      Paid-in     Development
                                Shares      Amount    Capital     Stage
                            ------------ ------------ ----------- ------------
Balance at inception on
 December 17, 1985                    -  $         -  $        -  $         -

Common stock issued for
 cash at $0.02                  400,000          400       7,600            -

Common stock issued for
 cash at $0.20 per share        534,750          535     106,415            -

Stock offering costs                  -            -     (34,220)           -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                    -            -           -      (80,830)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1996      934,750          935      79,795      (80,830)

Contributed capital
  for expenses                        -            -         100            -

Net loss for the year
 ended December 31, 1997              -            -           -         (100)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1997      934,750          935      79,895      (80,930)

Net loss for the year
 ended December 31, 1998              -            -           -         (150)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1998      934,750          935      79,895      (81,080)

Common stock issued for
 cash at $0.05 per share      1,000,000        1,000      49,000            -

Common stock issued for
 services at $0.05
 per share                      100,000          100       4,900            -

Net loss for the year
 ended December 31, 1999              -            -           -      (12,406)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1999    2,034,750        2,035     133,795      (93,486)

Net loss for the year
 ended December 31, 2000              -            -           -      (19,838)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2000    2,034,750        2,035     133,795     (113,324)

Net loss for the year ended
 December 31, 2001                    -            -           -      (37,237)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2001    2,034,750        2,035     133,795     (150,561)

Net loss for the six
 months ended June 30,
 2002 (unaudited)                     -            -           -      (15,931)
                            ------------ ------------ ----------- ------------
Balance, June 30, 2002
 (unaudited)                  2,034,750  $     2,035  $  133,795  $  (166,492)
                            ============ ============ =========== ============





The accompanying notes are an integral part of these financial statements.




                            DRACO HOLDING CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            From
                                                                         Inception on
                                                       For the           December 17,
                                                   Six Months Ended      1985 Through
                                                        June 30,           June 30,
                                                   2002         2001         2002
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                    $    (15,931) $    (18,815) $   (166,492)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Contributed capital for expenses                    -             -           100
    Common stock issued for services                    -             -         5,000
    Depreciation                                    2,102         1,642         7,458
 Changes in operating assets and liabilities:
    Increase (decrease) in accounts
      payable and accrued interest                  1,823            29         5,315
                                             ------------- ------------- -------------

      Net Cash Used by Operating Activities       (12,006)      (17,144)     (148,619)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                   -        (3,000)      (21,029)
                                             ------------- ------------- -------------

      Net Cash Used by Investing Activities             -        (3,000)      (21,029)
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                                  -             -       (34,220)
  Increase note payable - related party             5,000        13,000        45,048
  Issuance of common stock for cash                     -             -       164,950
                                             ------------- ------------- -------------

    Net Cash Provided by Financing Activities       5,000        13,000       175,778
                                             ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                    (7,006)       (7,144)        6,130

CASH AT BEGINNING OF PERIOD                        13,136        14,710             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $      6,130  $      7,566  $      6,130
                                             ============= ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

Cash paid for:

  Interest                                   $          -  $          -  $          -
  Income taxes                               $          -  $          -  $          -


   The accompanying notes are an integral part of these financial statements.


                     DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company's plan of operations for the next twelve months is to continue operating its children's entertainment business with its bounce houses primarily in the St. George, Utah area, the Mesquite, Nevada area, and in nearby communities.

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2002 and December 31, 2001


NOTE 2 - GOING CONCERN (Continued)

This 12 month plan of operations includes the Company's goals of increasing revenue from its bounce house rental business, expanding its service to include other nearby small towns and communities, evaluate the possibility of opening a second store to be located in Mesquite, Nevada, hire additional employees, and/or independent contractors if it is successful in expanding its business, and reach profitability. To achieve these goals during the next 12 months, the Company intends to increase its advertising expenses, provide superior service, possibly purchase 1 or 2 more popular style bounce houses that the Company's competitors do not have, and raise additional funds on an as needed basis to cover operating losses.

               CERTIFICATION PURSUANT TO 18 U.S.C.
               SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Draco Holding Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Lane
S. Clissold, Chief Executive Officer of the Company, and Steven D. Moulton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

    (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.



                                    /s/ Lane S. Clissold
                                    _________________________________________
                                    Lane S. Clissold
                                    Chief Executive officer
                                    Date:  August 13,  2002



                                    /s/ Steven D. Moulton
                                    __________________________________________
                                    Steven D. Moulton
                                    Chief Financial Officer
                                    Date: August 13, 2002