Form 10QSB
period 2002-09-30
DRACO HOLDING CORP/NV
filed 2002-10-29
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

As of October 25, 2002 Draco Holding Corporation had 2,034,750 shares of its $0.001 par value common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of September 30, 2002 and the related audited consolidated balance sheet as of December 31, 2001, the unaudited related consolidated statements of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001 and from inception through September 30, 2002, the unaudited related statements of stockholders' equity for the period from inception through September 30, 2002, the unaudited related consolidated statements of cash flows for the nine month periods ended September 30, 2002 and September 30, 2001, and from inception through September 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During the three months ended September 30, 2002, Draco experienced a net loss of $9,076, or approximately ($0.004) per share, which is $128 less than the $9,204 net loss, or approximately ($0.005) per share, incurred for the three months ended September 30, 2001. For the nine months ended September 30, 2002, Draco incurred a net loss of $25,007, or approximately ($0.012) per share, which is $3,012 less than the $28,019 net loss, or approximately ($0.014) per share, incurred during the nine months ended September 30, 2001. For the three months ended September 30, 2002, Draco reported revenues of $5,465 which is $1,644 less than the revenues of $7,109 reported for the three months ended September 30, 2001. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Revenues for the nine month period ended September 30, 2002 were $13,108 which is $7,006 less than the $20,114 of revenues reported for the nine month period ended September 30, 2001. The decrease in revenues is attributed to a decrease in business during the later periods, which management believes is partially due to people spending less on childrens' entertainment in a worsening economy and also due to the unusually hot temperatures Southern Utah has experienced this year and fewer rentals as a result of the unusually hot temperatures. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Expenses for the three months ended September 30, 2002 were $14,025, or $1,775 less than the expenses of $15,800 incurred during the three month period ended September 30, 2001. Expenses for the nine months ended September 30, 2002 were $35,599 or $11,987 less than the expenses of $47,586 incurred during the nine month period ended September 30, 2001. All of the expenses incurred during the three and nine month periods ended September 30, 2002 and September 30, 2001 were general and administrative expenses. The decrease in expenses for the three and nine month periods ended September 30, 2002 are primarily due to a decrease in wages or payments to independent contractors working in Draco's bounce house rental business. Approximately one-half of the expenses incurred during the three and nine month periods ended September 30, 2002, were primarily associated with non recurring legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and other general and administrative expenses.

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

     Balance Sheet Information
     -------------------------

     Assets

     As of September 30, 2002, Draco reported total assets of $16,625 down $12,184 from the $28,809 reported as of December 31, 2001. Current assets of September 30, 2002 were $4,106, down $9,030 from the $13,136 reported as of December 31, 2001. The change in total assets and current assets reflects primarily the net loss generated by Draco during the nine months ended September 30, 2002 partially offset by a $10,000 increase in loans made to Draco by Draco's President and/or Secretary/Treasurer. Equipment (net) has decreased from $15,673 at December 31, 2001 to $12,519 at September 30, 2002, which reflects the $3,154 in accumulated depreciation during the period.

     Liabilities

     Draco's liabilities as of September 30, 2002 consist of $50,048 on notes payable to Draco's President and Secretary/Treasurer, accrued interest on that loan of $5,843, and accounts payable of $472. The loans accrue interest at 10% per annum and are due upon demand. The loans are unsecured.

     Total liabilities of Draco increased $12,823 from $43,540 as of December 31, 2001, to $56,363 as of September 30, 2002. The increase in total liabilities reflects a $10,000 increase in the amount of the loans made by Draco's President and Secretary/Treasurer to the Company together with an increase of $3,000 in accrued interest, partially offset by a decrease of $177 in accounts payable from the amount owed as of December 31, 2001.

     Liquidity and Capital Resources - September 30, 2002
     ----------------------------------------------------

     Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco has a significant working capital deficit, and Draco has continued to generate
losses.   Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately 3 months. Draco may seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. Two of Draco's officers and directors, Lane Clissold and Steve Moulton, have verbally committed to meet operating expenses for at least the next 12 months. However, Draco has not identified any specific source of long term liquidity. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

     Item 3.   Controls and Procedures.

     (a)  Evaluation of disclosure controls and procedures.

     Lane S. Clissold who serves as Draco's chief executive officer and Steven
D. Moulton who serves as Draco's chief financial officer, after evaluating the effectiveness of Draco's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Draco's disclosure controls and procedures were adequate and effective to ensure that material information relating to Draco and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b)  Changes in internal controls.

     There were no significant changes in Draco's internal controls or in other factors that could significantly affect Draco's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

           No Current Reports on Form 8-K were filed by Draco during the quarter ended September 30, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DRACO HOLDING CORPORATION

                                   /S/ Lane S. Clissold
Date: October 28, 2002         By: ____________________________________
                                   Lane S. Clissold
                                   Director, President and Chief Executive
                                   Officer


                                   /s/ Steven D. Moulton
Date: October 28, 2002         By: ____________________________________
                                   Steven D. Moulton
                                   Director, Secretary/Treasurer and Chief
                                   Financial Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Lane S. Clissold, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Draco Holding Corporation ("Draco");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Draco as of, and for, the periods presented in this quarterly report.

     4. Draco's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Draco and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Draco, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Draco's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Draco's other certifying officer and I have disclosed, based on our most recent evaluation, to Draco's auditors and the audit committee of Draco's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Draco's ability to record, process, summarize and report financial data and have identified for Draco's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Draco's internal controls; and

     6. Draco's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 28, 2002            /s/ Lane S. Clissold
                                   __________________________________________
                                   Lane S. Clissold, Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Steven D. Moulton, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Draco Holding Corporation ("Draco");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Draco as of, and for, the periods presented in this quarterly report.

     4. Draco's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Draco and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Draco, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Draco's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Draco's other certifying officer and I have disclosed, based on our most recent evaluation, to Draco's auditors and the audit committee of Draco's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Draco's ability to record, process, summarize and report financial data and have identified for Draco's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Draco's internal controls; and

     6. Draco's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Steven D. Moulton
Date:  October 28, 2002             _______________________________
                                    Steven D. Moulton, Chief Financial
                                    Officer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2002 and December 31, 2001

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                   September 30,  December 31,
                                                        2002         2001
                                                  -------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                            $       4,106  $     13,136
                                                  -------------- -------------

    Total Current Assets                                  4,106        13,136
                                                  -------------- -------------
EQUIPMENT

  Equipment (net)                                        12,519        15,673
                                                  -------------- -------------

    Total Equipment                                      12,519        15,673
                                                  -------------- -------------

    TOTAL ASSETS                                  $      16,625  $     28,809
                                                  ============== =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $         472  $        649
  Note payable - related party                           50,048        40,048
  Accrued interest - related party                        5,843         2,843
                                                  -------------- -------------

    Total Current Liabilities                            56,363        43,540
                                                  -------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 500,000,000
    shares authorized; 2,034,750 shares
    issued and outstanding                                2,035         2,035
  Additional paid-in capital                            133,795       133,795
  Deficit accumulated during the development stage     (175,568)     (150,561)
                                                  -------------- -------------

    Total Stockholders' Equity (Deficit)                (39,738)      (14,731)
                                                  -------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $      16,625  $     28,809
                                                  ============== =============





The accompanying notes are an integral part of these financial statements.

                          DRACO HOLDING CORPORATION
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                                            From
                                                                                         Inception on
                                            For the                   For the            December 17,
                                       Nine Months Ended         Three Months Ended      1985 Through
                                        September 30,              September 30,         September 30,
                                     2002           2001          2002         2001          2002
                                -------------- ------------- ------------- ------------- -------------
REVENUES                        $      13,108  $     20,114  $      5,465  $      7,109  $     51,677
                                -------------- ------------- ------------- ------------- -------------
EXPENSES

  General and administrative           35,599        47,586        14,025        15,800       223,350
                                -------------- ------------- ------------- ------------- -------------

    Total Expenses                     35,599        47,586        14,025        15,800       223,350
                                -------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                  (22,491)      (27,472)       (8,560)       (8,691)     (171,673)
                                -------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest expense                     (3,000)         (775)       (1,000)         (513)       (5,843)
  Interest income                         484           228           484             -         1,948
                                -------------- ------------- ------------- ------------- -------------

     Total Other Income                (2,516)         (547)         (516)         (513)       (3,895)
                                -------------- ------------- ------------- ------------- -------------

NET LOSS                        $     (25,007) $    (28,019) $     (9,076) $     (9,204) $   (175,568)
                                ============== ============= ============= ============= =============

BASIC LOSS PER SHARE            $       (0.01) $      (0.01) $      (0.00) $      (0.00)
                                ============== ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              2,034,750     2,034,750     2,034,750     2,034,750
                                ============== ============= ============= =============


















  The accompanying notes are an integral part of these financial statements.



                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
  From Inception on December 17, 1985 through September 30, 2002

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                    Common Stock      Paid-in     Development
                                Shares      Amount    Capital     Stage
                            ------------ ------------ ----------- ------------
Balance at inception on
 December 17, 1985                    -  $         -  $        -  $         -

Common stock issued for
 cash at $0.02                  400,000          400       7,600            -

Common stock issued for
 cash at $0.20 per share        534,750          535     106,415            -

Stock offering costs                  -            -     (34,220)           -

Net loss from inception on
 December 17, 1985 through
 December 31, 1996                    -            -           -      (80,830)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1996      934,750          935      79,795      (80,830)

Contributed capital
  for expenses                        -            -         100            -

Net loss for the year
 ended December 31, 1997              -            -           -         (100)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1997      934,750          935      79,895      (80,930)

Net loss for the year
 ended December 31, 1998              -            -           -         (150)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1998      934,750          935      79,895      (81,080)

Common stock issued for
 cash at $0.05 per share      1,000,000        1,000      49,000            -

Common stock issued for
 services at $0.05
 per share                      100,000          100       4,900            -

Net loss for the year
 ended December 31, 1999              -            -           -      (12,406)
                            ------------ ------------ ----------- ------------

Balance, December 31, 1999    2,034,750        2,035     133,795      (93,486)

Net loss for the year
 ended December 31, 2000              -            -           -      (19,838)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2000    2,034,750        2,035     133,795     (113,324)

Net loss for the year ended
 December 31, 2001                    -            -           -      (37,237)
                            ------------ ------------ ----------- ------------

Balance, December 31, 2001    2,034,750        2,035     133,795     (150,561)

Net loss for the nine
 months ended September 30,
 2002 (unaudited)                     -            -           -      (25,007)
                            ------------ ------------ ----------- ------------
Balance, September 30, 2002
 (unaudited)                  2,034,750  $     2,035  $  133,795  $  (175,568)
                            ============ ============ =========== ============






The accompanying notes are an integral part of these financial statements.





                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                             From
                                                                         Inception on
                                                      For the            December 17,
                                                  Nine Months Ended      1985 Through
                                                    September 30,        September 30,
                                                 2002           2001         2002
                                            -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                   $     (25,007) $    (28,019) $   (175,568)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
   Contributed capital for expenses                     -             -           100
   Common stock issued for services                     -             -         5,000
   Depreciation                                     3,154         2,499         8,510
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts
    payable and accrued interest                    2,823         1,189         6,315
                                            -------------- ------------- -------------

   Net Cash Used by Operating Activities          (19,030)      (24,331)     (155,643)
                                            -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                    -        (3,000)      (21,029)
                                            -------------- ------------- -------------

   Net Cash Used by Investing Activities                -        (3,000)      (21,029)
                                            -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Stock offering costs                                   -             -       (34,220)
 Increase note payable - related party             10,000        13,000        50,048
 Issuance of common stock for cash                      -             -       164,950
                                            -------------- ------------- -------------

   Net Cash Provided by Financing Activities       10,000        13,000       180,778
                                            -------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                    (9,030)      (14,331)        4,106

CASH AT BEGINNING OF PERIOD                        13,136        14,710             -
                                            -------------- ------------- -------------

CASH AT END OF PERIOD                       $       4,106  $        379  $      4,106
                                            ============== ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                  $           -  $          -  $          -
  Income taxes                              $           -  $          -  $          -





The accompanying notes are an integral part of these financial statements.

                                5

                     DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                    DRACO HOLDING CORPORATION
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2002 and December 31, 2001


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