Form 10KSB
period 2002-12-31
DRACO HOLDING CORP/NV
filed 2003-03-25
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 2002

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


                       c/o Jump'n Jax, Inc.
            511 East St. George Boulevard, Suite No. 3
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

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $16,616.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of March 13, 2003 the aggregate market value of the voting stock held by non-affiliates was approximately $182,903, based on approximately 2,032,250 shares of common voting stock of the registrant held by non-affiliates and an average bid and asked price of $0.09 per share.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 7, 2003 there were 8,534,750 shares of the issuer's common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]


                              PART I

Item 1.  Description of Business.
         ------------------------

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

      On August 17, 1999, each of the former directors and executive officers of Draco-Utah resigned and appointed Lane S. Clissold, Steven D. Moulton, and Diane Nelson to serve as directors in their stead. The new board of directors then elected Mr. Clissold to serve as Draco-Utah's President, Ms. Nelson as its Vice President, and Mr. Moulton as its Secretary/Treasurer.

      On the same date, Draco-Utah's new board of directors unanimously voted to authorize Steven D. Moulton to negotiate with a business associate for the formation of a wholly-owned subsidiary to operate an equipment rental business and report back to the board of directors.

      On August 18, 1999, Draco-Utah's board of directors unanimously voted to issue 5,000,000 "unregistered" and "restricted" pre-split shares (500,000 post-split shares) of Draco-Utah's common stock each to Steven D. Moulton and Lane S. Clissold as payment of each recipient's loan to Draco-Utah of approximately $25,000.

      On September 10, 1999, at the annual meeting of Draco-Utah's stockholders, the holders of 11,009,375 shares (representing approximately 54%) of Draco-Utah's issued and outstanding common stock voted to: (i) elect Steven D. Moulton, Lane S. Clissold, and Diane Nelson to Draco-Utah's board of directors, with each to serve until the next annual meeting of stockholders or his or her prior death, resignation or termination and the qualification of his or her successor; (ii) effect a reverse-split of Draco-Utah's issued and outstanding common stock in the ratio of one share for 10, while retaining the authorized shares at 500,000,000 shares and retaining the par value at one mill ($0.001) per share, with appropriate adjustments in the stated capital and additional paid-in capital accounts of Draco-Utah; and (iii) change Draco-Utah's domicile from the State of Utah to the State of Nevada by merging Draco-Utah into its then wholly-owned subsidiary, Draco Holding Corporation, a Nevada corporation that had been formed for the sole purpose of changing Draco-Utah's domicile from the State of Utah to the State of Nevada. Draco Holding Corporation is sometimes referred to herein as the "Company" or as "Draco".

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

      Draco-Utah filed Articles of Amendment effectuating its reverse-split with the Utah Division of Corporations on September 14, 1999. Any references to share amounts below in this report refer to share amounts after implementing Draco-Utah's reverse stock split which occurred in September 1999.

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

      Since Draco entered into its present business in March 2000, Draco has incurred losses in each quarterly period. Draco's ongoing operations have been financed through various loans and contributions made to it by its president and secretary/treasurer, Lane S. Clissold and Steven D. Moulton. Effective November 18, 2002, Mr. Clissold and Mr. Moulton converted loans with a principal balance of $50,048 and accrued interest of approximately $6,000 to 5,000,000 shares of Draco common stock (2,500,000 shares each) at a per share price of approximately $0.0112. Mr. Clissold loaned an additional $5,000 to Draco in December 2002.

Principal Products or Services and their Markets.
------------------------------------------------

      The principal service we offer is a form of childhood entertainment. We currently own and operate six 15' x 15' bounce houses that we rent to customers. We deliver the bounce houses to customer's homes, businesses, or other places of use, and inflate them for our customers and their guests to use for a specific amount of time. Some of the bounce houses are based on the Castle Disney, Winnie the Pooh, Sports Superheroes and sumo wrestling or boxing themes. The bounce houses themselves are generally created based on a particular theme. The themes can be modified on some bounce houses by changing certain plastic characters (such as Disney characters) that can be affixed to the bounce houses. Customers may also add to or supplement a particular theme by purchasing decorations based on a particular theme from a party supply store, and then using those decorations nearby. To date, we have limited our business to renting, delivering and inflating the bounce houses. We have not been involved in supplying decorations or other supplies to enhance a particular theme. However, this is an additional service that we are considering the possibility of offering.

      Some of our bounce houses will hold more children then others will. Depending on the size of the children and the bounce house used, our bounce houses will safely hold approximately 10 to 20 children at the same time.

      Our bounce houses are between one and four years old. We believe that bounce houses that are well taken care of have a useful life of approximately 15 years. As bounce houses are used more, and as they become older, they generally show more wear and tear. Colors generally fade over time, and some repair areas may be seen. Older bounce houses may look less clean than newer ones, and this may affect their appeal to customers. Also, new bounce houses may be based on hit movie themes and other currently popular themes or fads that have greater market appeal. Older bounce houses may be used less often and therefor may not generate as much revenue as new bounce houses based on popular themes can.

      The primary market for our services is young people. Within Washington County, in Southern Utah, over 36% of the 80,000 person population is under age 18. It is expected that the majority of these children will have birthday parties, and we hope to continue to draw our greatest customer base from this. However, we also participate in fairs, carnivals and other events where children are present.

Distribution Methods of the Products or Services.
------------------------------------------------

      Our employee or an independent contractor will deliver the bounce houses to the location of the party, and inflate the bounce houses. After the party ends, our employee or an independent contractor will return the bounce houses to their storage area, or deliver them to another party location.

      Currently, we run three yellow pages adds in Southern Utah, and occasionally advertise in local newspapers. However, word of mouth recommendations have been our biggest source of customers.

Status of any Publicly Announced New Product or Service.
-------------------------------------------------------

      None; not applicable.

Competition.
------------

      The city of St. George now has three bounce house services with which we compete. Hoo-ray Bouncers and A to Z Kids offer the same type of service for about $80 for 3 hours. A third company, Hatch Party Rental, started operating in St. George during 2001. It usually charges approximately $100 for 3 hours. It has fairly new equipment. The bounce house units of Hoo-ray Bouncers and A to Z Kids are about eight years old and in need of some repair or replacement, while our six units are approximately one to four years old and generally appear to be cleaner. Customers have complimented us on how clean we keep our bounce houses compared to the other services they have used. Manufacturers have designed newer bounce houses to be safer than some of the older designs. We believe that our fairly new bounce houses are safer than some older bounce houses that are used by some of our competitors.

      We generally rent our bounce houses for $80 for three hours (with a three hour minimum) on Fridays and Saturdays, and for $65 for three hours (with a three hour minimum) on Sundays through Thursdays. Our standard daily rate is $125 for any day of the week. However, rentals to car dealers or businesses are generally made on a negotiated daily or weekend rate that may be discounted based on promises of repeat business. When we locate our bounce houses at fairs or carnivals, we generally charge $1.00 to $3.00 per child, depending on the event attended. Our three hour rental rates are approximately $15 cheaper than Hoo-ray Bouncers and A to Z Kids on the week days. A to Z has an advantage in that one of its bounce houses is larger and can accommodate larger events. However, A to Z is now located in Kanab, Utah, which is almost 80 miles away from St. George.

      The majority of our business comes from rentals in the St. George, Utah area and in the Mesquite, Nevada area. Mesquite, Nevada is located approximately 38 miles from St. George, Utah. Presently there are no bounce house rental companies located in Mesquite, Nevada. We also do business in Cedar City, Utah which is located approximately 50 miles from St. George, Utah.

      Increased competition has had an adverse affect on Draco's results of operations. It has affected Draco's ability to increase and/or retain existing business. Increased competition could result in price cutting and lower revenues. In order to compete effectively, Draco may have to lower rental prices or offer incentives such as free party supplies. This may further adversely affect Draco's results of operations.

Seasonality of Business.
-----------------------

      During the September through May school year, most of our rental business is done on weekends and on weekday evenings. During the summer months of June, July and August, we have fairly active weekday rentals as well as weekend rentals, but due to the hot climate in the area, most summer rentals occur in the mornings and evenings. Our greatest revenues are generally produced during the summer months.

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

Patents, Trademarks, Licenses, Franchises,
Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------

      We have no patents, licenses, franchises, concessions, royalty agreements or labor contracts. Our children's entertainment business is operated under the Jump'n Jax name. We have not registered the Jump'n Jax name as a trademark, and we do not have any immediate plans to do so.

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

Number of Employees.

We presently have one employee and one independent contractor. The employee is an officer and director of our Jump'n Jax subsidiary. These persons work on a part-time basis.



Item 2.  Description of Property.
         ------------------------

      We use a small amount of space inside Joker Joker, a party supply store located at 511 East St. George Boulevard, St. George, Utah 84770. This space is presently made available to us at no cost because Joker Joker sees it as being beneficial for its business. We do not own the building or have a written lease agreement with the owner. Our use arrangement could be terminated at any time. We believe the value of this property arrangement is approximately $250 to $300 per month.



Item 3.  Legal Proceedings.
         ------------------

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


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
------------------

      Draco's common stock began trading on the OTC Bulletin Board on November 12, 2002. Prior to that time there had not been any established "public market" for shares of common stock of Draco at any time during the last two fiscal years. There have been no quotations for common stock of Draco for at least five years prior to November 12, 2002. No assurance can be given that any existing market for Draco's common stock will continue to be maintained. The shares are thinly traded and a limited market presently exists for the shares. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on the public market; and all, but approximately 5,000,000 of the Company's outstanding "restricted shares" have satisfied the minimum one year "holding period" under Rule 144. The most recent "restricted" shares issued by Draco (5,000,000 shares) were issued effective November 18, 2002, and will not satisfy a one year holding period until November 18, 2003. See additional information under the headings "Recent Sales of Unregistered Securities" in this Item 5 and "Item 11. Security Ownership of Certain Beneficial Owners and Management."

      The following table describes, for the respective periods indicated, the prices of Draco common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by market makers in common stock and/or Pink Sheets LLC.


      Quarter ended        High bid        Low bid
      --------------       --------        -------

      December 31, 2002    $ 0.01          $ 0.01


      Draco has not granted any outstanding options or warrants to purchase shares of Draco common stock as of March 7, 2003.

Holders.
--------

      The number of record holders of Draco's common stock as of March 7, 2003 is approximately 39.

Dividends.
---------

      Draco has not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Draco's ability to pay dividends on its securities, except for any applicable requirements under Section 78.288(2) of the Nevada Revised Statutes which provides as follows:

      2.  No distribution may be made if, after giving it effect:

          (a) The corporation would not be able to pay its debts as they become due in the usual course of business; or

          (b) Except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Recent Sales of Unregistered Securities.
---------------------------------------

     During the past three years, Draco (or its predecessor corporation) sold the following post-split shares of common stock without registering them under the Securities Act of 1933:

                     Date                Number of         Aggregate
     Name            Acquired            Shares            Consideration
     ----            --------            ------            -------------
Steven D. Moulton    11/18/02            2,500,000          $28,000(1)

Lane S. Clissold     11/18/02            2,500,000          $28,000(1)

      (1) Effective November 18, 2002, Steven D. Moulton and Lane S. Clissold together converted approximately $50,000 principal amount of loans and approximately $6,000 in accrued interest to a total of 5,000,000 shares of Draco's restricted common stock (2,500,000 shares each) at an effective purchase price of approximately $0.0112 per share.

      The stock sales described above were made directly by Draco without an underwriter. No underwriting discounts or commissions were charged. In selling these securities, Draco relied on the exemption from federal securities registration provided by section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the shares were appropriately restricted



Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

     Plan of Operation.
     -----------------

     Our auditor has indicated in a footnote to our financial statements that we have not yet established an on-going source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate funding, we could be forced to cease operations. Two of our directors, Lane S. Clissold and Steven D. Moulton, have verbally committed to loan Draco additional funds for at least the next twelve months to help Draco remain current in its periodic reporting obligations to the U.S. Securities and Exchange Commission.

      Our plan of operations for the next twelve months is to continue operating our children's entertainment business with our bounce houses primarily in the St. George, Utah area, the Mesquite, Nevada area, and in nearby communities. This 12 month plan of operations includes our goals of increasing revenue from our bounce house rental business, expanding our services to include other nearby small towns and communities, evaluate the possibility of opening a second store to be located in Mesquite, Nevada, hire additional employees, and/or independent contractors if we are successful in expanding our business, and reach profitability. To achieve these goals during the next 12 months, we intend to provide superior service, possibly purchase one or two more popular style bounce houses that our competitors do not have, and raise additional funds on an as needed basis to cover operating losses. Management believes that these plans can be successfully implemented.

      During the next 12 months, our only foreseeable cash requirements will relate to maintaining Draco in good standing, preparing and filing required periodic reports with the Securities and Exchange Commission, and funding operations for our children's entertainment bounce house business. We believe that cash on hand will be sufficient for approximately the next three months. After that, we may need to fund operations through the possible sale of restricted common stock by Draco and/or through additional loans that may be made by our officers and directors. We anticipate that we will have to raise $10,000 or less during the next twelve months, if we do not purchase additional bounce houses. If we purchase additional bounce houses our cash needs will increase by approximately $3,500 to $5,500 for each new bounce house purchased. We do not expect any significant changes in the number of our employees during the next twelve months.

      In view of Draco's recurring losses and the loss of revenue during the last 12 months, Draco's management is evaluating what can be done to increase business to help Draco achieve profitability. In the event Draco continues to generate losses without showing significant improvement, Draco's management may consider selling the business or its assets, terminating the business and/or searching for other business opportunities.


Managements Discussion and Analysis of
Financial Condition and Results of Operations.
---------------------------------------------

      Results of Operations. During the year ended December 31, 2002, Draco experienced a net loss of $49,293, which is $12,056 more than the $37,237 net loss incurred for the year ended December 31, 2001. For the year ended December 31, 2002, Draco reported revenues of $16,616, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment, which is $7,234 less than $23,850 revenues reported for the year ended December 31, 2001. The decrease in revenues is attributed to increased competition.

      Total expenses for the year ended December 31, 2002 were $62,909, or $3,937 more than the total expenses of $58,972 incurred during the year ended December 31, 2001.

      Balance Sheet Information
      -------------------------

      Assets

      As of December 31, 2002, Draco reported total assets of $18,521, down $10,288 from the $28,809 reported as of December 31, 2001. Current assets at December 31, 2002 were $6,275, down $6,861 from the $13,136 reported as of December 31, 2001. The change in total assets and current assets reflects primarily the $49,293 net loss generated by Draco during the year ended December 31, 2002 partially offset by a $15,000 increase in the principal amount of the loans made to Draco by Draco's officers and directors during the year, all of which was converted to stock in November 2003, except for $5,000 loaned in December 2002.

      Liabilities

      Draco's liabilities as of December 31, 2002 consist of $5,000 of a note payable to Lane S. Clissold, Draco's president, and accounts payable of $3,654. The related party loan accrues interest at 10% per annum and is due upon demand. The loan is unsecured.

      Total liabilities of Draco decreased $34,886 from $43,540 as of December 31, 2001, to $8,654 as of December 31, 2002. The decrease in total liabilities reflects the conversion of $50,048 in the principal amount of loans made by Draco's officers and directors (Steven D. Moulton and Lane S. Clissold to Draco and the accrued interest on the loans of approximately $6,000 to 5,000,000 shares of common stock (2,500,000 each), partially offset by the net loss of $49,293 incurred during the year ended December 31, 2002.

      Liquidity and Capital Resources - December 31, 2002
      ---------------------------------------------------

      The Independent Auditors' Report dated March 17, 2003 accompanying Draco's audited financial statements for the years ended December 31, 2002 and 2001, expresses substantial doubt as to Draco's ability to continue as a going concern on the basis that Draco has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern.

      Draco believes that its liquid resources are adequate to maintain operations through cash on hand and through internally generated cash flows for a period of approximately three months. After that Draco will likely need to raise additional capital through the sale of its restricted common stock or by obtaining additional loans from its officers and directors. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.



Item 7.  Financial Statements.
         --------------------



             DRACO HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

                         C O N T E N T S



Independent Auditors' Report..............................................3

Consolidated Balance Sheet................................................4

Consolidated Statements of Operations.....................................5

Consolidated Statements of Stockholders' Equity ..........................6

Consolidated Statements of Cash Flows ....................................7

Notes to the Consolidated Financial Statements ...........................8

                                H
                                J
                 -------------------------------
                     HJ & ASSOCIATES, L.L.C.
                 -------------------------------
           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS







                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Draco Holding Corporation and Subsidiary
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Draco Holding Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Draco Holding Corporation and Subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2003



-----------------------------------------------------------------------------
 50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

             DRACO HOLDING CORPORATION AND SUBSIDIARY
                    Consolidated Balance Sheet


                              ASSETS

                                                            December 31,
                                                                2002
                                                           -------------
CURRENT ASSETS

  Cash                                                     $      6,275
                                                           -------------

    Total Current Assets                                          6,275
                                                           -------------
EQUIPMENT

  Equipment (net) (Note 5)                                       12,246
                                                           -------------

    Total Equipment                                              12,246
                                                           -------------

    TOTAL ASSETS                                           $     18,521
                                                           =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                         $      3,654
  Note payable - related party (Note 4)                           5,000
                                                           -------------

    Total Liabilities                                             8,654
                                                           -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000 shares
    authorized; 8,534,750 shares issued and outstanding           8,535
  Additional paid-in capital                                    201,186
  Accumulated deficit                                          (199,854)
                                                           -------------

    Total Stockholders' Equity                                    9,867
                                                           -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     18,521
                                                           =============






      The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
              Consolidated Statements of Operations



                                                    For the Years Ended
                                                        December 31,
                                                     2002          2001
                                                ------------- --------------

REVENUES                                        $     16,616  $      23,850
                                                ------------- --------------
EXPENSES

  General and administrative                          62,909         58,972
                                                ------------- --------------

    Total Expenses                                    62,909         58,972
                                                ------------- --------------

LOSS FROM OPERATIONS                                 (46,293)       (35,122)
                                                ------------- --------------
OTHER INCOME (EXPENSES)

  Interest expense                                    (3,000)        (2,343)
  Interest income                                          -            228
                                                ------------- --------------

    Total Other Income (expense)                      (3,000)        (2,115)
                                                ------------- --------------

NET LOSS                                        $    (49,293) $     (37,237)
                                                ============= ==============

BASIC LOSS PER SHARE                            $      (0.02) $       (0.02)
                                                ============= ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      2,685,435      2,034,750
                                                ============= ==============





       The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
         Consolidated Statements of Stockholders' Equity
                 December 31, 2002 and 2001

                                                    Additional
                               Common Stock          Paid-in     Accumulated
                           Shares        Amount      Capital      Deficit
                        ------------- ------------ ------------- -------------

Balance,
 December 31, 2000         2,034,750  $     2,035  $    133,795  $   (113,324)

Net loss for the year
 ended December 31, 2001           -            -             -       (37,237)
                        ------------- ------------ ------------- -------------
Balance,
 December 31, 2001         2,034,750        2,035       133,795      (150,561)

Common stock issued to
 related parties as
 payment of note payable
 and accrued interest
 at $0.0112 per share      5,000,000        5,000        50,891             -

Common stock issued
 for services rendered
 at $0.01 per share        1,500,000        1,500        13,500             -

Contributed rent                   -            -         3,000             -

Net loss for the year
 ended December 31, 2002           -            -             -       (49,293)
                        ------------- ------------ ------------- -------------
Balance,
 December 31, 2002         8,534,750  $     8,535  $    201,186  $   (199,854)
                        ============= ============ ============= =============








      The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
              Consolidated Statements of Cash Flows



                                                       For the Years Ended
                                                           December 31,
                                                       2002           2001
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $    (49,293) $    (37,237)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                    15,000             -
     Depreciation                                         3,427         3,357
     Contributed rent                                     3,000             -
  Changes in operating assets and liabilities:
     Increase in accounts payable                         3,005           415
     Increase in accrued interest                         3,000         2,343
                                                   ------------- -------------

       Net Cash Used by Operating Activities            (21,861)      (31,122)
                                                   ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                          -        (3,000)
                                                   ------------- -------------

       Net Cash Used by Investing Activities                  -        (3,000)
                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) note payable - related party       15,000        32,548
                                                   ------------- -------------

       Net Cash Provided by Financing Activities         15,000        32,548
                                                   ------------- -------------

NET DECREASE IN CASH                                     (6,861)       (1,574)

CASH AT BEGINNING OF PERIOD                              13,136        14,710
                                                   ------------- -------------

CASH AT END OF PERIOD                              $      6,275  $     13,136
                                                   ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                         $          -  $          -
  Income taxes                                     $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                 $     15,000  $          -
  Common stock issued for conversion of
    debt to equity                                 $     55,891  $          -



       The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

           Draco Holding Corporation (the Company) was organized August 20, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. On September 13, 1999, Draco Holding Corporation filed articles of merger whereby Draco Corporation (a Utah corporation formed on December 17, 1985) ("Draco-Utah") merged into Draco Holding Corporation (the Company). The Company became the surviving corporation, assuming all the assets and obligations of Draco-Utah. At the time of merger, each outstanding share of common stock of Draco-Utah was converted into one share of common stock of the Company, and all fractional shares were rounded to the nearest whole share. Since inception, the Company has been deemed to be a "development stage company" as that term is defined under Rule 1-02(h) of Regulation SX. This regulation states that a company shall be considered in the development stage if it is devoting all of its efforts to establishing a new business and either of the following conditions exist: (1) planned principal operations have not commenced, or (2) planned principal operations have commenced, but there has been no significant revenue therefrom. During the year ended December 31, 2002, the Company's management and board of directors determined that the Company's operations were sufficiently established such that the Company was fit to exit the development stage. Therefore, the Company's operations for the year ended December 31, 2002 are considered to have transpired subsequent to the cessation of the development stage. As such, the Company's deficit accumulated during the development stage totaled $150,561, and the deficit accumulated subsequent to the development stage totaled $46,293, as of December 31, 2002.

           In March 2000, the Company incorporated Jump'n Jax, Inc., a Utah Corporation, a wholly-owned subsidiary in accordance with Statement on Financial Accounting Standards No. 141. The Subsidiary is in the business of equipment rentals and the leasing of inflatable bounce houses for parties and entertainment.

       b.  Provision for Taxes

           Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       b.  Provision for Taxes (Continued)

           Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                       2002          2001
                                                   ------------- ------------
           Deferred tax assets:
             NOL Carryover                         $     37,854  $    24,883

           Deferred tax liabilities:
             Depreciation                                (1,415)           -

           Valuation allowance                          (36,439)     (24,883)
                                                   ------------- ------------
           Net deferred tax asset                  $          -  $         -
                                                   ============= ============

           The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                         2002          2001
                                                   ------------- -------------
           Book loss                               $    (18,054) $    (14,150)
           Depreciation                                    (229)            -
           State tax                                       (200)            -
           Stock for services/options expense             5,850             -
           Valuation allowance                           12,633        14,150
                                                   ------------- -------------
                                                   $          -  $          -
                                                   ============= =============

           At December 31, 2002, the Company had net operating loss carryforwards of approximately $97,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

           Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

       c.  Accounting Method

           The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       e.  Revenue Recognition

           Revenues are recognized when rentals of equipment are completed and cash received. The Company rents-out entertainment equipment through a subsidiary for parties and other group gatherings. No products are sold and no inventory is on hand.

       f.  Basic Loss Per Share

           The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the consolidated financial statements.

                                                   For the Years Ended
                                                        December 31,
                                                      2002         2001
                                                 ------------- -------------
            Basic loss per share:
             Numerator - net loss                $    (49,293) $    (37,237)
             Denominator - weighted average
               number of shares outstanding         2,685,435     2,034,750
                                                 ------------- -------------

              Loss per share                     $      (0.02) $      (0.02)
                                                 ============= =============

       g.  Newly Issued Accounting Pronouncements

           During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's consolidated financial statements.

       h.  Advertising Expense

           The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 totaled $4,358 and $-0-, respectively.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 2 - GOING CONCERN

           The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to increase operations through its wholly-owned subsidiary, in the interim, management and primary shareholders are committed to meeting the Company minimal operating expenses.

NOTE 3 - STOCK TRANSACTIONS

           On August 18, 1999, the Company issued 1,000,000 unrestricted shares of common voting stock for cash consideration of $50,000 and 100,000 shares of common voting stock for services rendered valued at $5,000.

           On September 13, 1999, the Company effected a reverse-split of the issued and outstanding common stock on the basis of one share for ten, while retaining the authorized shares at 500,000,000 shares and retaining the par value of $0.001 per share. The reverse stock-split has been applied retroactively to the consolidated financial statements.

           In November 2002, the Company issued 5,000,000 shares of its restricted common stock to related parties in exchange for the total satisfaction of the Company's note payable to the related parties. On the date of issuance, the principal balance of the notes totaled $50,048, with the accrued interest of $5,843. The shares issued were valued at $0.112 per share.

           In December 2002, the Company issued 1,500,000 shares of its common stock at $0.01 per share to various investors as consideration for services rendered.

NOTE 4 - RELATED PARTY TRANSACTIONS

           As needed, the Company's officers and directors have loaned the Company funds to cover operating expenses. These loans accrue interest at 10%, are unsecured and are due upon demand. During the year ended December 31, 2002, these officers loaned the Company a total of $14,952. In November 2002, the Company issued 5,000,000 shares of common stock as a payment of its balance owing on the notes. At December 31, 2002, the balance on the notes totaled $5,000.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 5 - FIXED ASSETS

           In May 2000, the Company purchased inflatable "bounce-houses" shown below as rental equipment, which are rented-out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of depreciation. The Company purchased an automobile in May 2000 which has a 5-year depreciable life. Depreciation on the automobile is also computed using the straight-line method. Fixed assets and accumulated depreciation for the period are as follows:


                                                          December 31,
                                                              2002
                                                         -------------

           Rental equipment                              $     13,626
           Automobile                                           7,403
           Accumulated depreciation                            (8,783)
                                                         -------------

              Total                                      $     12,246
                                                         =============

           Depreciation expense for the years ended December 31, 2002 and 2001 was $3,427 and $3,357, respectively.

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

                                         Date of       Date of
                      Positions          Election or   Termination
Name                    Held             Designation   or Resignation
-----                 ---------          -----------   --------------
Lane S. Clissold      President/         8/99          *
                      Director

Steven D. Moulton     Secretary/         8/99          *
                      Treasurer
                      Director

          *    These persons presently serve in the capacities indicated.

Business Experience.
-------------------

      Lane S. Clissold, Director and President. Mr. Clissold is 51 years old. He graduated from Skyline High School in Salt Lake City, Utah in 1969. From 1969 until 1979, Mr. Clissold worked for The Utah Department of Transportation in the construction engineering and safety departments. During that period of time, Mr. Clissold attended Utah State University, The University of Utah and Brigham Young University. Mr. Clissold graduated in 1976 with a degree in engineering. In 1977, Mr. Clissold bought Alpine Auto Renovations and is still President and co-owner. Mr. Clissold has been an officer and director of a few publicly held developmental stage companies including Sound Industries, (Director and President from January of 1995 until May of 1997); Rotunda Oil and Mining, (Director and President from November 1995 to November of 1998), and is currently a director and Secretary/Treasurer of Treasure Mountain Holdings, Inc.

      Steven D. Moulton, Director and Secretary. Mr. Moulton is 40 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24,

1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Since December, 1997, Mr. Moulton has been associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company. From December 1997 until June 2001, Mr. Moulton was the President and a director of Quazon Corp., a blank check company. In June 2001, Quazon Corp. acquired Scientific Energy, Inc., and Mr. Moulton resigned as an officer and director of Quazon Corp. at that time. From December, 1997 until approximately September 1999, Mr. Moulton served as a director and President of Bear Lake Recreation, Inc., a public snowmobile rental company. Also, from December 1997 to the present, Mr. Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition. With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and InsiderStreet.com, formerly, Sierra Holding Group, Inc, none of these companies was subject to the reporting requirements of the commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995.

Significant Employees.
---------------------

      Draco has no employees who are not executive officers, but who are expected to make a significant contribution to Draco's business other than Todd Wheeler who serves as an officer and director of Draco's subsidiary, Jump'n Jax. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to Draco's operations.

Family Relationships.
--------------------

      There are no family relationships between any directors or executive officers of Draco, either by blood or by marriage.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------

      Based upon a review of Forms 3 and 4 furnished to Draco under Rule 16a-3(d) during its most recent fiscal year, other than as disclosed below, Draco knows of no person who was a director, officer or beneficial owner of more than ten percent of Draco's common stock, who failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) of the Securities Exchange Act of 1934:

           (1) Lane S. Clissold filed a Form 4 on December 20, 2002 to report an acquisition of Draco common stock which occurred on November 18, 2002. The report should have been filed on or before November 20, 2002.

           (2) Steven D. Moulton filed a Form 4 on December 20, 2002 to report an acquisition of Draco common stock which occurred on November 18, 2002. The report should have been filed on or before November 20, 2002.



Item 10. Executive Compensation.
         ----------------------

Cash Compensation.
-----------------

      The following table sets forth the aggregate compensation paid by Draco for services rendered during the periods indicated:



                    SUMMARY COMPENSATION TABLE


                             Annual           Long Term Compensation
                      Annual Compensation Awards                Payouts
                      --------------------------                -------
(a)        (b)        (c)    (d)   (e)         (f)      (g)     (h)   (i)

                                                        Secur-
                                                        ities         All
Name and   Year or                 Other       Rest-    Under-  LTIP  Other
Principal  Period     Salary Bonus Annual      ricted   lying   Pay-  Comp-
Position   Ended        ($)   ($)  Compen-     Stock    Options outs  ensat'n
---------- ---------- ------ ----- ----------- -------- ------- ----- --------
Steven D.
Moulton      12/31/00     0     0      0        0          0       0    0
Secretary/   12/31/01     0     0      0        0          0       0    0
Treasurer    12/31/02     0     0    200,000(1) 0          0       0    0
Director

Diane Nelson 12/31/00     0     0      0        0          0       0    0
V.President  12/31/01     0     0      0        0          0       0    0
Director(2)  12/31/02     0  $500    200,000(1) 0          0       0    0

Lane S.
Clissold     12/31/00     0     0      0        0          0       0    0
President    12/31/01     0     0      0        0          0       0    0
Director     12/31/02     0     0    200,000(1) 0          0       0    0


(1) Effective December 19, 2002, Steven D. Moulton, Lane S. Clissold, Diane Nelson and Todd Wheeler each received 200,000 shares of Draco's common stock, valued at $0.01 per share ($2,000 each), as compensation for services rendered to Draco. The shares were registered on a Form S-8 registration statement.

(2) Diane Nelson resigned her position as an officer and director of Draco on December 20, 2003.

      Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Draco's management during the fiscal years ended December 31, 2002 and 2001. Further, no member of Draco's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no present plans whereby Draco would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
-------------------------

     Draco has no arrangement for compensating its directors.


Employment Contracts and Termination of Employment
and Change-in-Control Arrangements.
------------------------------------

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

      There are no agreements or understandings for any director or executive officer to resign at the request of another person. None of Draco's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation.
---------------------------------

      Diane Nelson received a bonus of $500 during 2002.

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

Other Compensation.
------------------

      None.



Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the share holdings of those persons who are known to Draco to be the beneficial owners of more than five percent of Draco's common stock as of March 7, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.

                              Number                            Percent
Name and Address              of Shares Beneficially Owned      of Class
-----------------             ----------------------------      --------
Steven D. Moulton                3,302,500*                      38.7%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane S. Clissold                 3,200,000                       37.5%
135 West 900 South               ---------                       -----
Salt Lake City, Utah  84101

          TOTALS                 6,502,500                       76.2%

* 100,000 of these shares were issued to Excel Properties LLC, which is controlled by Mr. Moulton, for services rendered. These shares are "restricted" for purposes of Rule 144.

Security Ownership of Management.
--------------------------------

     The following table sets forth the share holdings of Draco's directors and executive officers as of March 7, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.

                              Number                          Percent
Name and Address              of Shares Beneficially Owned    of Class
-------------------           ----------------------------    --------
Steven D. Moulton             3,302,500*                      38.7%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane S. Clissold              3,200,000                       37.5%
135 West 900 South            ---------                       ----
Salt Lake City, Utah  84101

All directors and executive
officers as a group (2)       6,502,500                       76.2%


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



Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
---------------------------------------

      During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

However, two of the current directors and executive officers have acquired "unregistered" and "restricted" shares of Draco's common stock in November 2002. Steven D. Moulton and Lane S. Clissold have each received an aggregate of 2,500,000 "unregistered" and "restricted" post-split shares in consideration of converting loans which totaled $50,048 in principal and approximately $6,000 in accrued interest (approximately $28,000 each). Additionally, Steven D. Moulton, Lane S. Clissold, Diane Nelson and Todd Wheeler each received 200,000 shares of Draco's common stock, valued at $0.01 per share ($2,000 each) in December 2002, as compensation for services rendered to Draco. The shares issued in December were registered on a Form S-8 registration statement. See the caption "Executive Compensation" of this report. Steven D. Moulton and Lane S. Clissold have each loaned Draco funds to support its ongoing operations. As described above, $50,048 in principal and approximately $6,000 in accrued interest of these loans were converted in November 2002. As of December 31, 2002, the aggregate principal balances of the loans totaled $5,000, and the aggregate accrued interest on the loans totaled $0. The loans bear interest at 10% per annum, are unsecured and are due on demand.

Parents of the Issuer.
---------------------

      Draco has no parents, except to the extent that Messrs. Moulton and Clissold may be deemed to be parents by virtue of their stock holdings. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this report.

Transactions with Promoters.
---------------------------

      During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Exhibits
--------

Exhibit
Number            Description
-------           -----------

 3.1              Articles of Incorporation*

 3.2              By-Laws*

 3.3              Articles of Merger between Draco Holding
                  Corporation and Draco Corp.*

10.1              Promissory Note for $7,500 from Draco
                  Holding Corporation to Steven D. Moulton*

10.2              Promissory Note for $12,000 from Draco
                  Holding Corporation to Lane Clissold**

10.3              Promissory Note for $20,548 from Draco
                  Holding Corporation to Steven D. Moulton**

10.4              Agreement Dated November 18, 2003
                  (Conversion of loans to stock) between
                  Lane S. Clissold, Steven D. Moulton,
                  and Draco Holding Corporation.

10.5              Promissory Note for $5,000 from Draco
                  Holding Corporation to Lane S. Clissold.

99.1              906 Certifications

                  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

              *   Exhibits 3.1, 3.2, 3.3, and 10.1 are
                  incorporated by reference from Draco's Form
                  10-KSB for the year ended December 31, 2000 filed on March 28, 2001.

              ** Exhibits 10.2 and 10.3 are incorporated by reference from Draco's Form 10-KSB for the year ended December 31, 2001 filed on February 11, 2002.

Reports on Form 8-K.
-------------------

       Draco filed no reports on Form 8-K during the last quarter of the period covered by this report.



Item 14.  Controls and Procedure.
          ----------------------

      Based on their most recent review, which was completed within ninety days of the filing of this report, Draco's Chief Executive Officer and Principal Financial Officer have concluded that Draco's disclosure controls and procedures are effective to ensure that information required to be disclosed by Draco in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in Draco's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Draco Holding Corporation



Date: March 20, 2003        By /s/ Lane S. Clissold
                               -----------------------------------------
                               Lane S. Clissold, Director and
                               President


          In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 20, 2003        By /s/ Lane S. Clissold
                               -----------------------------------------
                               Lane S. Clissold, Director and
                               President



Date: March 20, 2003        By /s/ Steven D. Moulton
                               -----------------------------------------
                               Steven D. Moulton, Director and
                               Secretary/Treasurer, Chief Financial
                               and Accounting Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


      I, Lane S. Clissold, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Draco Holding Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 20, 2003               /s/ Lane S. Clissold
                                    ---------------------------------
                                    Lane S. Clissold, Chief Executive
                                    Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


      I, Steven D. Moulton, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Draco Holding Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 20, 2003               /s/ Steven D. Moulton
                                    Steven D. Moulton, Chief Financial
                                    Officer

                          EXHIBIT INDEX

Exhibit                                                           Exhibit
Number            Description                                     Location

 3.1              Articles of Incorporation                           *

 3.2              By-Laws                                             *

 3.3              Articles of Merger between Draco Holding            *
                  Corporation and Draco Corp.

10.1              Promissory Note for $7,500 from Draco               *
                  Holding Corporation to Steven D. Moulton

10.2              Promissory Note for $12,000 from Draco              **
                  Holding Corporation to Lane Clissold

10.3              Promissory Note for $20,548 from Draco              **
                  Holding Corporation to Steven D. Moulton

10.4              Agreement Dated November 18, 2003                  __
                  (Conversion of loans to stock) between
                  Lane S. Clissold, Steven D. Moulton,
                  and Draco Holding Corporation.

10.5              Promissory Note for $5,000 from Draco              __
                  Holding Corporation to Lane S. Clissold.

99.1              906 Certifications                                 __

                  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

              *   Exhibits 3.1, 3.2, 3.3, and 10.1 are
                  incorporated by reference from Draco's Form
                  10-KSB for the year ended December 31, 2000 filed on March 28, 2001.

              ** Exhibits 10.2 and 10.3 are incorporated by reference from Draco's Form 10-KSB for the year ended December 31, 2001 filed on February 11, 2002.