Form 10QSB
period 2003-03-31
DRACO HOLDING CORP/NV
filed 2003-05-09
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to____________

                 Commission File No. 033-02441-D

                    Draco Holding Corporation
           ____________________________________________
          (Name of Small Business Issuer in its Charter)

              NEVADA                                   87-0638750
______________________________               __________________________
(State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization)


                       c/o Jump'n Jax, Inc.
                  511 East St. George Boulevard
                      St. George, Utah 84770
             _______________________________________
             (Address of Principal Executive offices)

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

As of April 25, 2003, there were 8,534,750 shares of the Registrant's common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of March 31, 2003 and the related audited consolidated balance sheet as of December 31, 2002, the unaudited related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

        The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Draco consolidated with Jump'n Jax, Inc., its wholly owned subsidiary. The names "Draco", "we", "our" and "us" used in this report refer to Draco Holding Corporation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

        (a) Plan of Operation.

        Not applicable.

        (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations
        ----------------------

        During the three months ended March 31, 2003, Draco experienced a net loss of $7,555, or approximately ($0.001) per share, which is $656 less than the $8,211 net loss, or approximately ($0.004) per share, incurred for the three months ended March 31, 2002. For the three months ended March 31, 2003, Draco reported revenues of $1,795 which is $1,450 less than the revenues of $3,245 reported for the three months ended March 31, 2002. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of rental and leasing of inflatable bounce houses for parties and entertainment. The decrease in revenues is attributed to a decrease in business during the later period, which management believes is partially due to people spending less on children's entertainment in a worsening economy and also due to fewer rentals as a result of erosion of Draco's business due to increased competition. Because of decreased revenues, the President and primary employee of Jump'n Jax, Inc. has sought full time employment elsewhere, and is now only able to devote part time efforts to the Company's business. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

        Expenses for the three months ended March 31, 2003 were $9,142, or $1,314 less than the expenses of $10,456 incurred during the three month period ended March 31, 2002. Depreciation expense for each period was $857. The remaining expenses incurred during the three month periods ended March 31, 2003 and March 31, 2002 were general and administrative expenses. The decrease in general and administrative expenses for the three month period ended March 31, 2003 is primarily due to a decrease in wages or payments to independent contractors working in Draco's bounce house rental business. Approximately sixty five percent (65.0%) of the general and administrative expenses incurred during the three month period ended March 31, 2003, were primarily associated with recurring legal and accounting expenses associated with Draco's annual audit and the preparation of Draco's annual report. The remaining expenses were primarily related to other expenses of a recurring nature such as salaries, advertising, and other general and administrative expenses.

        Increased competition has had, and may continue to have, an adverse affect on Draco's results of operations. It may affect Draco's ability to increase and/or retain existing business. Increased competition could result in price cutting and lower revenues. In order to compete effectively, Draco may have to spend more funds on advertising or Draco may have to lower prices or offer incentives such as free party supplies. All of this may adversely affect Draco's results of operations.

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

        Balance Sheet Information
        -------------------------

        Assets

        As of March 31, 2003, Draco reported total assets of $19,173, an increase of $652 from the $18,521 reported as of December 31, 2002. Current assets as of March 31, 2003 were $7,784, up $1,509 from the $6,275 reported as of December 31, 2002. The change in total assets and current assets reflects primarily cash obtained from a $5,000 increase in related party loans made to Draco during the quarter partially offset by the net loss generated by Draco during the three months ended March 31, 2003. Equipment (net) has decreased from $12,246 at December 31, 2002 to $11,389 at March 31, 2003, which reflects approximately $857 in additional accumulated depreciation during the three month period.

        Liabilities

        Draco's liabilities as of March 31, 2003 consist of $10,000 on notes payable to Draco's officers and directors, accrued interest on the related party loans of $208, and accounts payable of $6,653. Draco's president loaned Draco $5,000 in late December 2001, and Draco's two officers and directors loaned Draco an additional $5,000 ($2,500 each) in February 2003. The loans accrue interest at 10% per annum, are unsecured, and are due upon demand.

        Total liabilities of Draco increased $8,207 from $8,654 as of December 31, 2002, to $16,861 as of March 31, 2003. The increase in total liabilities reflects an increase of $5,000 in loans made to Draco by its officers and directors, an increase of $208 in accrued interest on the related party loans, and an increase of $2,999 in accounts payable.

        Liquidity and Capital Resources - March 31, 2003
        ------------------------------------------------

        Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately three months. After that Draco will likely need to raise additional capital through the sale of its common stock or by obtaining additional loans from its officers and directors. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

Item 3. Controls and Procedures.

        (a)  Evaluation of disclosure controls and procedures.

        Lane S. Clissold who serves as Draco's chief executive officer and Steven D. Moulton who serves as Draco's chief financial officer, after evaluating the effectiveness of Draco's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Draco's disclosure controls and procedures were adequate and effective to ensure that material information relating to Draco and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        Exhibit
        Number              Description
        ---------           -----------
        99.1                906 Certifications

        (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Draco during the quarter ended March 31, 2003.

                            SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DRACO HOLDING CORPORATION


                                    /s/ Lane S Clissold
Date: May 8, 2003             By: _________________________________
                                   Lane S. Clissold
                                   Director and President



                                   /s/ Steven D. Moulton
Date: May 8, 2003             By: _________________________________
                                   Steven D. Moulton
                                   Director and Secretary/Treasurer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


        I, Lane S. Clissold, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Draco Holding Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                            /s/ Lane S. Clissold
Date:  May 8, 2003         _________________________________________
                            Lane S. Clissold, Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


        I, Steven D. Moulton, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Draco Holding Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                           /s/ Steven D. Moulton
Date:  May 8, 2003        __________________________________________
                           Steven D. Moulton, Chief Financial Officer

                            APPENDEX A







             DRACO HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2003 and December 31, 2002

             DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Balance Sheets



                              ASSETS

                                                    March 31,     December 31,
                                                      2003            2002
                                                  -------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $       7,784  $      6,275
                                                  -------------- -------------

    Total Current Assets                                  7,784         6,275
                                                  -------------- -------------
EQUIPMENT

  Equipment (net)                                        11,389        12,246
                                                  -------------- -------------

    Total Equipment                                      11,389        12,246
                                                  -------------- -------------

    TOTAL ASSETS                                  $      19,173  $     18,521
                                                  ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $       6,653  $      3,654
  Note payable - related party                           10,000         5,000
  Accrued interest - related party                          208             -
                                                  -------------- -------------

    Total Liabilities                                    16,861         8,654
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000
   shares authorized; 8,534,750 shares issued
   and outstanding                                        8,535         8,535
  Additional paid-in capital                            201,186       201,186
  Deficit accumulated during the development stage     (207,409)     (199,854)
                                                  -------------- -------------

    Total Stockholders' Equity                            2,312         9,867
                                                  -------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      19,173  $     18,521
                                                  ============== =============



      The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                        2003        2002
                                                  -------------- -------------

REVENUES                                          $       1,795  $      3,245
                                                  -------------- -------------
EXPENSES

  Depreciation                                              857           857
  General and administrative                              8,285         9,599
                                                  -------------- -------------

    Total Expenses                                        9,142        10,456
                                                  -------------- -------------

LOSS FROM OPERATIONS                                     (7,347)       (7,211)
                                                  -------------- -------------
OTHER EXPENSES

  Interest expense                                         (208)       (1,000)
                                                  -------------- -------------

    Total Other Expense                                    (208)       (1,000)
                                                  -------------- -------------

NET LOSS                                          $      (7,555) $     (8,211)
                                                  ============== =============

BASIC LOSS PER SHARE                              $       (0.00) $      (0.00)
                                                  ============== =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         8,534,750     2,034,750
                                                  ============== =============









      The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                        2003          2002
                                                  -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $      (7,555) $     (8,211)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation                                           857           857
  Changes in operating assets and liabilities:
     Increase in accounts payable                         2,999           649
     Increase in accrued interest                           208         1,000
                                                  -------------- -------------

       Net Cash Used by Operating Activities             (3,491)       (5,715)
                                                  -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                          -             -
                                                  -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase note payable - related party                   5,000             -
                                                  -------------- -------------

       Net Cash Provided by Financing Activities          5,000             -
                                                  -------------- -------------

NET INCREASE (DECREASE) IN CASH                           1,509        (5,715)

CASH AT BEGINNING OF PERIOD                               6,275        13,136
                                                  -------------- -------------

CASH AT END OF PERIOD                             $       7,784  $      7,421
                                                  ============== =============
Cash paid for:

  Interest                                        $           -  $          -
  Income taxes                                    $           -  $          -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Common stock issued for services                $           -  $          -




      The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock and continuing to develop and market its "bounce-house" business. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.