Form 10QSB
period 2003-06-30
DRACO HOLDING CORP/NV
filed 2003-08-07
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________  to____________



                  Commission File No. 033-02441-D


                    Draco Holding Corporation
          ______________________________________________
          (Name of Small Business Issuer in its Charter)

                NEVADA                            87-0638750
      _______________________________       __________________________
      (State or Other Jurisdiction of       (I.R.S. Employer I.D. No.)
       incorporation or organization)



                       c/o Jump'n Jax, Inc.
            511 East St. George Boulevard, Suite No. 3
                      St. George, Utah 84770
             ________________________________________
             (Address of Principal Executive offices)


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

                         Not applicable.


               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: As of August 5, 2003, there were 8,934,751 shares of the Registrant's common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of June 30, 2003 and the related audited consolidated balance sheet as of December 31, 2002, the unaudited related consolidated statements of operations for the three and six month periods ended June 30, 2003 and June 30, 2002, the unaudited related consolidated statements of cash flows for the six month periods ended June 30, 2003 and June 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

        (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations. During the three months ended June 30, 2003, Draco experienced a net loss of $8,157, which is $437 more than the $7,720 net loss incurred for the three months ended June 30, 2002. For the six months ended June 30, 2003, Draco incurred a net loss of $15,713 which is $218 less than the $15,931 net loss incurred during the six months ended June 30, 2002. For the three months ended June 30, 2003, Draco reported revenues of $4,296 which is

$102 less than the revenues of $4,398 reported for the three months ended June 30, 2002. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Revenues for the six month period ended June 30, 2003 were $6,091 which is $1,552 less than the $7,643 of revenues reported for the six month period ended June 30, 2002. The decrease in revenues is attributed to a decrease in business during the later periods, which management believes is due to increased competition, as well as people spending less on childrens' entertainment in a weak economy and also due to fewer rentals experienced due to the unusually hot temperatures Southern Utah has experienced this year. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

        Total expenses for the three months ended June 30, 2003 were $12,203, or $1,085 more than the expenses of $11,118 incurred during the three month period ended June 30, 2002. Total expenses for the six months ended June 30, 2003 were $21,346 or $228 less than the total expenses of $21,574 incurred during the six month period ended June 30, 2002. All of the expenses incurred during the three and six month periods ended June 30, 2003 and June 30, 2002 consisted of general and administrative expenses and depreciation. The small increase in expenses for the three months ended June 30, 2003 and the small decrease in expenses for the six months ended June 30, 2003, as compared to the year earlier periods, are primarily due to a small increase or decrease in wages or payments to independent contractors working in Draco's bounce house rental business and/or differences in amounts of professional (legal and accounting) fees incurred by Draco. Approximately one-half of the expenses incurred during the three and six month periods ended June 30, 2003, were primarily associated with recurring legal and accounting expenses. The remaining expenses were primarily related to other expenses of a recurring nature such as salaries, advertising, and other general and administrative expenses.

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

        Balance Sheet Information
        -------------------------

        Assets

        As of June 30, 2003, Draco reported total assets of $14,463, down $4,058 from the $18,521 reported as of December 31, 2002. Current assets of June 30, 2003 were $3,931, down $2,344 from the $6,275 reported as of December 31, 2002. The change in total assets and current assets reflects primarily the net loss generated by Draco during the six months ended June 30, 2003 partially offset by a $5,000 increase in a loan made to Draco by one of Draco's officers. Equipment (net) has decreased from $12,246 at December 31, 2002 to $10,532 at June 30, 2003, which reflects an additional $1,714 in accumulated depreciation booked during the six month period ended June 30, 2003.

        Liabilities

        Draco's liabilities as of June 30, 2003 consist of $10,000 on notes payable to Draco's President and/or Secretary/Treasurer, approximately $458 in accrued interest on the loans, and accounts payable of $1,641. The loans accrue interest at 10% per annum and are due upon demand. The loans are unsecured.

        Total liabilities of Draco increased $3,445 from $8,654 as of December 31, 2002, to $12,099 as of June 30, 2003. The increase in total liabilities reflects a $5,000 increase in the amount of the loans made by Draco's President and/or Secretary/Treasurer to Draco together with an increase of $458 in accrued interest, partially offset by a decrease of $2,013 in accounts payable from the amount owed as of December 31, 2002.

Liquidity and Capital Resources - June 30, 2003
-----------------------------------------------

        Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco has a significant working capital deficit, and Draco has
continued to generate losses.   Draco believes that its liquid resources are
adequate to maintain operations through internally generated cash flows for a period of approximately 6 months. Draco may seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. Two of Draco's officers and directors, Lane S. Clissold and Steven D. Moulton, have committed to meet operating expenses for at least the next 9 months. However, Draco has not identified any specific source of long term liquidity. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

Item 3. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        Exhibit
        Number          Description
        ------          -----------

        31.1            Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

        31.2            Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

        32.1            Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

        32.2            Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

        No Current Reports on Form 8-K were filed by Draco during the quarter ended June 30, 2003.

                            SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DRACO HOLDING CORPORATION

                                      /s/ Lane Clissold
Date: August 6, 2003              By: _______________________________
                                      Lane Clissold
                                      Director and President



                                      /s/ Steven D. Moulton
Date: August 6, 2003              By: _______________________________
                                      Steven D. Moulton
                                      Director and Secretary/Treasurer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS






             DRACO HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2003 and December 31, 2002

             DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Balance Sheets



                              ASSETS

                                                     June 30,    December 31,
                                                       2003          2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $      3,931  $      6,275
                                                   ------------- -------------

    Total Current Assets                                  3,931         6,275
                                                   ------------- -------------
EQUIPMENT

  Equipment (net)                                        10,532        12,246
                                                   ------------- -------------

    Total Equipment                                      10,532        12,246
                                                   ------------- -------------

    TOTAL ASSETS                                   $     14,463  $     18,521
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $      1,641  $      3,654
  Note payable - related party                           10,000         5,000
  Accrued interest - related party                          458             -
                                                   ------------- -------------

    Total Liabilities                                    12,099         8,654
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 500,000,000
   shares authorized; 8,934,750 and 8,534,750
   shares issued and outstanding, respectively            8,935         8,535
  Additional paid-in capital                            208,996       201,186
  Accumulated deficit                                  (215,567)     (199,854)
                                                   ------------- -------------

    Total Stockholders' Equity                            2,364         9,867
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     14,463  $     18,521
                                                   ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.


                 DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Operations
                               (Unaudited)


                                          For the                     For the
                                     Three Months Ended           Six Months Ended
                                          June 30,                   June 30,
                                --------------------------- ---------------------------
                                    2003          2002           2003         2002
                                ------------- ------------- ------------- -------------

REVENUES                        $      4,296  $      4,398  $      6,091  $      7,643
                                ------------- ------------- ------------- -------------
EXPENSES

  Depreciation                           857           857         1,714         1,714
  General and administrative          11,346        10,261        19,632        19,860
                                ------------- ------------- ------------- -------------

    Total Expenses                    12,203        11,118        21,346        21,574
                                ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                  (7,907)       (6,720)      (15,255)      (13,931)
                                ------------- ------------- ------------- -------------
OTHER EXPENSE

  Interest expense                      (250)       (1,000)         (458)       (2,000)
                                ------------- ------------- ------------- -------------

    Total Other Expense                 (250)       (1,000)         (458)       (2,000)
                                ------------- ------------- ------------- -------------

NET LOSS                        $     (8,157) $     (7,720) $    (15,713) $    (15,931)
                                ============= ============= ============= =============

BASIC LOSS PER SHARE            $      (0.00) $      (0.01) $      (0.00) $      (0.01)
                                ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             8,622,630     1,341,599     8,578,949     2,034,750
                                ============= ============= ============= =============




           The accompanying notes are an integral part of these consolidated financial statements.

                                    10



                 DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                            For the Six Months Ended
                                                                    June 30,
                                                           ---------------------------
                                                                2003          2002
                                                           ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                 $    (15,713) $    (15,931)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation                                                  1,714         2,102
    Contributed rent                                              1,500             -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts payable                       4,697          (177)
    Increase in accrued interest                                    458         2,000
                                                           ------------- -------------

      Net Cash Used by Operating Activities                      (7,344)      (12,006)
                                                           ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -             -
                                                           ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase note payable - related party                           5,000         5,000
                                                           ------------- -------------

      Net Cash Provided by Financing Activities                   5,000         5,000
                                                           ------------- -------------

NET DECREASE IN CASH                                             (2,344)       (7,006)


CASH AT BEGINNING OF PERIOD                                       6,275        13,136
                                                           ------------- -------------

CASH AT END OF PERIOD                                      $      3,931  $      6,130
                                                           ============= =============
Cash paid for:

  Interest                                                 $          -  $          -
  Income taxes                                             $          -  $          -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Common stock issued in lieu of debt                      $      6,710  $          -




           The accompanying notes are an integral part of these consolidated financial statements.

                                    11

             DRACO HOLDING CORPORATION AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 - SIGNIFICANT EVENTS

In June 2003, the Company issued 400,000 shares of its free-trading common stock to its attorney as compensation for services rendered. The shares were valued at $0.0167 per share.