Form 10QSB
period 2003-09-30
DRACO HOLDING CORP/NV
filed 2003-10-28
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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


                      c/o Jump n' Jax, Inc.
            511 East St. George Boulevard, Suite No. 3
                      St. George, Utah 84770
           -------------------------------------------
             (Address of Principal Executive offices)

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

As of October 22, 2003 Draco Holding Corporation had 8,934,751 shares of its $0.001 par value common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Draco Holding Corporation, a Nevada corporation, as of September 30, 2003 and the related audited consolidated balance sheet as of December 31, 2002, the unaudited related consolidated statements of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002, the unaudited related consolidated statements of cash flows for the nine month periods ended September 30, 2003 and September 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations. During the three months ended September 30, 2003, Draco experienced a net loss of $4,293, or approximately ($0.00) per share, which is $4,783 less than the $9,076 net loss, or approximately ($0.00) per share, incurred for the three months ended

September 30, 2002. For the nine months ended September 30, 2003, Draco incurred a net loss of $20,006, or approximately ($0.00) per share, which is $5,001 less than the $25,007 net loss, or approximately ($0.01) per share, incurred during the nine months ended September 30, 2002. For the three months ended September 30, 2003, Draco reported revenues of $1,815 which is $3,650 less than the revenues of $5,465 reported for the three months ended September 30, 2002. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. Revenues for the nine month period ended September 30, 2003 were $7,906 which is $5,202 less than the $13,108 of revenues reported for the nine month period ended September 30, 2002. The decrease in revenues is attributed to a decrease in business during the later periods, which management believes is partially due to the fact that the President of Jump'n Jax, Inc. had to seek full time employment elsewhere and has had less time available to devote to Draco's business, and also due to the unusually hot temperatures Southern Utah has experienced this year and fewer rentals as a result of the unusually hot temperatures. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

     Expenses for the three months ended September 30, 2003 were $5,858, or $8,167 less than the expenses of $14,025 incurred during the three month period ended September 30, 2002. Expenses for the nine months ended September 30, 2003 were $27,204 or $8,395 less than the expenses of $35,599 incurred during the nine month period ended September 30, 2002. All of the expenses incurred during the three and nine month periods ended September 30, 2003 and September 30, 2002 were from depreciation and general and administrative expenses. The decrease in expenses for the three and nine month periods ended September 30, 2003 are primarily due to a decrease in wages or payments to independent contractors working in Draco's bounce house rental business. Approximately one-half of the expenses incurred during the three and nine month periods ended September 30, 2003, were primarily associated with legal and accounting expenses. The remaining expenses were primarily related to expenses of a recurring nature such as salaries, advertising, and other general and administrative expenses.

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

     Draco's business is seasonal. The St. George, Utah area has mild winters, and Draco is able to engage in its business throughout the year. Although summers bring very hot weather to the St. George, Utah area, Draco experienced its largest sales revenues during summer months prior to 2003. Draco attributes this historical increase in business during summer months to an increase in children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings.

     Due to continuing losses in Draco's business, management is evaluating the possibility of terminating its business of equipment rental and leasing inflatable bounce houses for parties and entertainment. Management is evaluating other possible alternatives, although no commitments presently exist to change the focus of Draco's business.

     Balance Sheet Information
     -------------------------

     Assets

     As of September 30, 2003, Draco reported total assets of $13,794 down $4,727 from the $18,521 reported as of December 31, 2002. Current assets of September 30, 2003 were $4,118, down $2,157 from the $6,275 reported as of December 31, 2002. The change in total assets and current assets reflects primarily the net loss generated by Draco during the nine months ended September 30, 2003 partially offset by a $5,000 increase in loans made to Draco by Draco's President and/or Secretary/Treasurer. Equipment (net) has decreased from $12,246 at December 31, 2002 to $9,676 at September 30, 2003, which reflects the $2,570 in accumulated depreciation during the period.

     Liabilities

     Draco's liabilities as of September 30, 2003 consist of $10,000 on notes payable to Draco's President and/or Secretary/Treasurer, accrued interest on related party loans of $708, and accounts payable of $4,265. The loans accrue interest at 10% per annum and are due upon demand. The loans are unsecured.

     Total liabilities of Draco increased $6,319 from $8,654 as of December 31, 2002, to $14,973 as of September 30, 2003. The increase in total liabilities reflects a $5,000 increase in the amount of the loans made by Draco's President and/or Secretary/Treasurer to the Company together with an increase of $708 in accrued interest, partially offset by an increase of $611 in accounts payable from the amount owed as of December 31, 2002.

     Liquidity and Capital Resources - September 30, 2003
     ----------------------------------------------------

     Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco has a significant working capital deficit, and Draco has continued to generate
losses.   Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately six months. Draco may seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. Two of Draco's officers and directors, Lane Clissold and Steve Moulton, have verbally committed to meet operating expenses for at least the next six months. However, Draco has not identified any specific source of long term liquidity. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit
          Number       Description
          --------     -----------

          31.1         Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

          31.2         Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

          32.1         Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

          32.2         Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Draco during the quarter ended September 30, 2003.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DRACO HOLDING CORPORATION


Date: October 24, 2003              By: /s/ Lane S. Clissold
                                        -----------------------------------
                                        Lane S. Clissold
                                        Director, President and Chief
                                        Executive Officer


Date: October 24, 2003              By: /s/ Steven D. Moulton
                                        -----------------------------------
                                        Steven D. Moulton
                                        Director, Secretary/Treasurer and
                                        Chief Financial Officer

                           APPENDIX "A"
                       FINANCIAL STATEMENTS








             DRACO HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2003 and December 31, 2002

             DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                  September 30,  December 31,
                                                      2003          2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                            $      4,118  $      6,275
                                                  ------------- -------------

    Total Current Assets                                 4,118         6,275
                                                  ------------- -------------
EQUIPMENT

  Equipment (net)                                        9,676        12,246
                                                  ------------- -------------

    Total Equipment                                      9,676        12,246
                                                  ------------- -------------

TOTAL ASSETS                                      $     13,794  $     18,521
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Accounts payable                                $      4,265  $      3,654
  Note payable - related party                          10,000         5,000
  Accrued interest - related party                         708             -
                                                  ------------- -------------

    Total Liabilities                                   14,973         8,654
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 500,000,000
   shares authorized; 8,934,750 and 8,534,750
   shares issued and outstanding, respectively           8,935         8,535
  Additional paid-in capital                           209,746       201,186
  Accumulated deficit                                 (219,860)     (199,854)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)                (1,179)        9,867
                                                  ------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    EQUITY (DEFICIT)                              $     13,794  $     18,521
                                                  ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.


                 DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Operations
                                (Unaudited)


                                                     For the                     For the
                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                            --------------------------- ----------------------------
                                                2003            2002         2003          2002
                                            ------------- ------------- ------------- --------------

REVENUES                                    $      1,815  $      5,465  $      7,906  $      13,108
                                            ------------- ------------- ------------- --------------
EXPENSES

  Depreciation                                       856           856         2,570          2,570
  General and administrative                       5,002        13,169        24,634         33,029
                                            ------------- ------------- ------------- --------------

    Total Expenses                                 5,858        14,025        27,204         35,599
                                            ------------- ------------- ------------- --------------

LOSS FROM OPERATIONS                              (4,043)       (8,560)      (19,298)       (22,491)
                                            ------------- ------------- ------------- --------------
OTHER INCOME (EXPENSE)

  Interest expense                                  (250)       (1,000)         (708)        (3,000)
  Interest income                                      -           484             -            484
                                            ------------- ------------- ------------- --------------

    Total Other Income (Expense)                    (250)         (516)         (708)        (2,516)
                                            ------------- ------------- ------------- --------------

NET LOSS                                    $     (4,293) $     (9,076) $    (20,006) $     (25,007)
                                            ============= ============= ============= ==============

BASIC LOSS PER SHARE                        $      (0.00) $      (0.00) $      (0.00) $       (0.01)
                                            ============= ============= ============= ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         8,934,750     2,034,750     8,698,853      2,034,750
                                            ============= ============= ============= ==============






           The accompanying notes are an integral part of these consolidated financial statements.







                 DRACO HOLDING CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2003          2002
                                                                       ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $    (20,006) $     (25,007)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation                                                             2,570          2,570
     Contributed rent                                                         2,250              -
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts payable                                  7,321          2,093
     Increase in accrued interest                                               708          1,314
                                                                       ------------- --------------

       Net Cash Used by Operating Activities                                 (7,157)       (19,030)
                                                                       ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                              -              -
                                                                       ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase note payable - related party                                       5,000         10,000
                                                                       ------------- --------------

       Net Cash Provided by Financing Activities                              5,000         10,000
                                                                       ------------- --------------

NET DECREASE IN CASH                                                         (2,157)        (9,030)

CASH AT BEGINNING OF PERIOD                                                   6,275         13,136
                                                                       ------------- --------------

CASH AT END OF PERIOD                                                  $      4,118  $       4,106
                                                                       ============= ==============
Cash paid for:

  Interest                                                             $          -  $           -
  Income taxes                                                         $          -  $           -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Common stock issued in lieu of debt                                  $      6,710  $           -









           The accompanying notes are an integral part of these consolidated financial statements.



             DRACO HOLDING CORPORATION AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
             September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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