Form 10KSB
period 2003-12-31
DRACO HOLDING CORP/NV
filed 2004-02-20
CIK 787251

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

           For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

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
                      St. George, Utah 84770
            __________________________________________
             (Address of Principal Executive Offices)


            Issuer's Telephone Number:  (801) 209-0545
                                             ________________

                               N/A
   ___________________________________________________________
  (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:     None

Name of Each Exchange on Which Registered:                         None

Securities Registered under Section 12(g) of the Exchange Act:

                               None
                       ___________________
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: December 31, 2003 - $10,441.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of January 21, 2004 the aggregate market value of the voting stock held by non-affiliates was approximately $312,727, based on approximately 181,291 shares of common voting stock of the registrant held by non-affiliates and an average bid and asked price of $1.725 per share.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 21, 2004 there were 941,390 shares of the issuer's common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]


                              PART I

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT OF FORM 10-KSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

      On August 17, 1999, each of the former directors and executive officers of Draco-Utah resigned and appointed Lane S. Clissold, Steven D. Moulton, and Diane Nelson to serve as directors in their stead. The new board of directors then elected Mr. Clissold to serve as Draco-Utah's President, Ms. Nelson as its Vice President, and Mr. Moulton as its Secretary/Treasurer. Ms. Nelson subsequently resigned her positions as an officer and director of the Company on December 20, 2002.

      On August 17, 1999, Draco-Utah's new board of directors unanimously voted to authorize Steven D. Moulton to negotiate with a business associate for the formation of a wholly-owned subsidiary to operate an equipment rental business and report back to the board of directors. Subsequently the domicile of the Company was changed from Utah to Nevada by merging Draco-Utah into its then wholly-owned subsidiary, Draco Holding Corporation, a Nevada corporation that had been formed for the sole purpose of changing Draco-Utah's domicile from the State of Utah to the State of Nevada. This was completed on September 16, 1999. Draco Holding Corporation is sometimes referred to herein as the "Company" or as "Draco".

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

      Since Draco entered into its present business in March 2000, Draco has incurred losses in each quarterly period. Draco's ongoing operations have been financed through various loans and contributions made to it by its president and secretary/treasurer, Lane S. Clissold and Steven D. Moulton. Effective November 18, 2002, Mr. Clissold and Mr. Moulton converted loans with an aggregate principal balance of $50,048 and accrued interest of approximately $6,000 to 200,000 post-split shares (100,000 shares each) of Draco common stock. Mr. Clissold loaned an additional $5,000 to Draco in December 2002. During the year ended December 31, 2003, Mr. Clissold and Mr. Moulton loaned an aggregate of $15,000 to Draco. Effective November 18, 2003, all outstanding loans made by Messrs. Clissold and Moulton were converted to 400,000 post-split shares of Draco common stock which were issued to Mr. Clissold and Mr. Moulton in equal amounts (200,000 shares each).

      On December 18, 2003, the Board of Directors unanimously approved a reverse split of Draco's authorized common stock (both issued and unissued shares) in the ratio of one share for 25, with the result that the number of Draco's authorized shares was reduced from 500,000,000 pre-split shares to 20,000,000 post-split shares, and the number of Draco's issued and outstanding shares was reduced from 18,934,751 pre-split shares to 757,390 post-split shares. The par value of Draco's common stock was kept at one mill ($0.001) per share. This reverse split became effective December 30, 2003. Any references to "post-split" shares in this report, and any references to share amounts hereafter in this report refer to share amounts as adjusted for Draco's reverse split which occurred on December 30, 2003.

      On December 30, 2003 a total of 100,000 post-split shares were issued to each of Mr. Clissold and Mr. Moulton, 30,000 post-split shares were issued to Todd Wheeler, and a total of 54,000 post-split shares were issued to consultants for services rendered to Draco.

Principal Products or Services and their Markets.
-------------------------------------------------

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

      Some of our bounce houses will hold more children than others will. Depending on the size of the children and the bounce house used, our bounce houses will safely hold approximately 10 to 20 children at the same time.

      Our bounce houses are between two and five years old. We believe that bounce houses that are well taken care of have a useful life of approximately 15 years. As bounce houses are used more, and as they become older, they generally show more wear and tear. Colors generally fade over time, and some repair areas may be seen. Older bounce houses may look less clean than newer ones, and this may affect their appeal to customers. Also, new bounce houses may be based on hit movie themes and other currently popular themes or fads that have greater market appeal. Older bounce houses may be used less often and therefor may not generate as much revenue as new bounce houses based on popular themes can.

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


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
-----------------------------------------------------------------------------
Labor Contracts.
----------------

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


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

Market Information.
------------------

      Draco's common stock began trading on the OTC Bulletin Board on November 12, 2002. Prior to that time there had not been any established "public market" for shares of common stock of Draco at any time during the last two fiscal years. There have been no quotations for common stock of Draco for at least five years prior to November 12, 2002. No assurance can be given that any existing market for Draco's common stock will continue to be maintained. The shares are thinly traded and a limited market presently exists for the shares. The sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on the public market; and all, but approximately 400,000 of the Company's outstanding "restricted shares" have satisfied the minimum one year "holding period" under Rule 144. The most recent "restricted" shares issued by Draco (400,000 shares) were issued effective November 18, 2003, and will not satisfy a one year holding period until November 18, 2004. See additional information under the headings "Recent Sales of Unregistered Securities" in this Item 5 and "Item 11. Security Ownership of Certain Beneficial Owners and Management."

      The following table describes, for the respective periods indicated, the closing prices per share of Draco common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The quotations have been provided by Pink Sheets LLC and/or market makers. All stock prices in the following table have been adjusted to reflect Draco's 1 for 25 reverse stock split which occurred December 30, 2003.

      Quarter ended                     High bid       Low bid
      --------------                    --------       -------

      December 31, 2002                   $0.25         $0.75
      March 31, 2003                      $1.75         $0.75
      June 30, 2003                       $1.25         $0.75
      September 30, 2003                  $1.25         $1.00
      December 31, 2003                   $1.25         $0.25

      Draco has not granted any outstanding options or warrants to purchase shares of Draco common stock as of January 21, 2004.

Holders.
--------

      The number of record holders of Draco's common stock as of January 21, 2004 is approximately 42.

Dividends.
---------

      We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Draco's ability to pay dividends on its securities, except for any applicable requirements under Section 78.288(2) of the Nevada Revised Statutes which provides as follows:

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

Recent Sales of Unregistered Securities.
----------------------------------------

      During the past three years, Draco (or its predecessor corporation) sold the following post-split shares of common stock without registering them under the Securities Act of 1933:


                     Date                Number of         Aggregate
     Name            Acquired            Shares            Consideration
     ----            --------            ---------         -------------

Steven D. Moulton    11/18/02            100,000            $28,000(1)

Lane S. Clissold     11/18/02            100,000            $28,000(1)

Steven D. Moulton    11/18/03            200,000            $10,413(2)

Lane S. Clissold     11/18/03            200,000            $10,413(2)

(1) Effective November 18, 2002, Steven D. Moulton and Lane S. Clissold together converted approximately $50,000 principal amount of loans and approximately $6,000 in accrued interest to a total of 200,000 post-split shares of Draco's restricted common stock (100,000 shares each) at an effective purchase price of approximately $0.28 per share.

(2) Effective November 18, 2003, Steven D. Moulton and Lane S. Clissold together converted approximately $20,000 principal amount of loans and approximately $825 in accrued interest to a total of 400,000 post-split shares of Draco's restricted common stock (200,000 shares each) at an effective purchase price of approximately $0.052 per share.

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


Managements Discussion and Analysis of Financial Condition and Results of
-------------------------------------------------------------------------
Operations.
----------

      Results of Operations. During the year ended December 31, 2003, Draco experienced a net loss of $460,946, or ($1.15) per share, which is $411,653 more than the $49,293 net loss, or ($0.46) per share, incurred for the year ended December 31, 2002. The increase in net loss is primarily due a $395,175 loss on extinguishment of debt associated with the issuance of 416,000 post-split shares of Draco's common stock as payments on outstanding debts. Due to the fact that Draco's common stock is thinly traded and does not have a strong market presence, Draco elected to issue these shares at a discount to market. Due to these discounted issuances, Draco realized a loss on extinguishments of debt during the year ended December 31, 2003 of $395,175.

      For the year ended December 31, 2003, Draco reported revenues of $10,441, comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment, which is $6,175 less than $16,616 revenues reported for the year ended December 31, 2002. The decrease in revenues is attributed to a decrease in business during the later periods, which management believes is partially due to the fact that the President of Jump'n Jax, Inc. had to seek full time employment elsewhere and has had less time available to devote to Draco's business, and also due to the unusually hot temperatures Southern Utah has experienced this year and fewer rentals as a result of the unusually not temperatures.

      Total operating expenses for the year ended December 31, 2003 were $82,096, or $19,187 more than the total operating expenses of $62,909 incurred during the year ended December 31, 2002. All of the operating expenses incurred during the year ended December 31, 2003 and December 31, 2002 were from depreciation and general and administrative expenses. The increase in operating expenses for the year ended December 31, 2003 is primarily due to an increase in stock based compensation. Approximately 28% of the operating expenses incurred during the year ended December 31, 2003, were primarily associated with legal and accounting expenses. The remaining operating expenses were primarily related to operating expenses of a recurring nature such as salaries, advertising, and other general and administrative expenses.

      During the year ended December 31, 2003, Draco experienced a loss on extinguishment of debt of $395,175 associated with the issuance of stock at below market prices, as explained above. During the year ended December 31, 2002, Draco experienced no loss on extinguishments of debt.

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

       Draco's business is seasonal. The St. George, Utah area has mild winters, and Draco is able to engage in its business throughout the year. Although summers bring very hot weather to the St. George, Utah area, prior to 2003 Draco experienced its largest sales revenues during summer months. Draco attributes this historical increase in business during summer months to an increase in children's entertainment while children are out of school. Many summer rentals occur in the mornings and evenings.

      Balance Sheet Information
      -------------------------

      Assets

      As of December 31, 2003, Draco reported total assets of $14,809, down $3,712 from the $18,521 reported as of December 31, 2002. Current assets at December 31, 2003 were $5,990, down $285 from the $6,275 reported as of December 31, 2002.

      Liabilities

      Draco's liabilities as of December 31, 2003 consist of accounts payable of $888.

      Total liabilities of Draco decreased $7,766 from $8,654 as of December 31, 2002, to $888 as of December 31, 2003. The decrease in total liabilities reflects the conversion of $20,000 in the principal amount of loans made by Draco's officers and directors (Steven D. Moulton and Lane S. Clissold) to Draco and the accrued interest on the loans of approximately $825 to 400,000 post-split shares of common stock (200,000 shares each), partially offset by the net loss incurred during the year ended December 31, 2003.

      Liquidity and Capital Resources - December 31, 2003
      ---------------------------------------------------

      The Independent Auditors' Report dated February 11, 2004 accompanying Draco's audited financial statements for the years ended December 31, 2003 and 2002, expresses substantial doubt as to Draco's ability to continue as a going concern on the basis that Draco has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco has a significant working capital deficit, and Draco has continued to generate losses.

      Draco believes that its liquid resources are adequate to maintain operations through cash on hand and through internally generated cash flows for a period of approximately three months. After that Draco will likely need to raise additional capital through the sale of its restricted common stock or by obtaining additional loans from its officers and directors. Draco's officers and directors have verbally committed to loan funds to Draco to meet its operating expenses for at least the next three months. However, Draco has not identified any specific source of long term liquidity. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

Item 7.  Financial Statements.
         ---------------------



             DRACO HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

                         C O N T E N T S



Independent Auditors' Report..............................................13

Consolidated Balance Sheet................................................14

Consolidated Statements of Operations.....................................15

Consolidated Statements of Stockholders' Equity...........................16

Consolidated Statements of Cash Flows.....................................17

Notes to the Consolidated Financial Statements............................18

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

Board of Directors
Draco Holding Corporation and Subsidiary
Salt Lake City, Utah


We have audited the accompanying balance sheet of Draco Holding Corporation and Subsidiary as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Draco Holding Corporation and Subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ HJ & Associates, LLC


HJ & Associates, LLC
Salt Lake City, Utah
February 11, 2004

             DRACO HOLDING CORPORATION AND SUBSIDIARY
                    Consolidated Balance Sheet


                              ASSETS

                                                               December 31,
                                                                   2003
                                                              -------------

CURRENT ASSETS

  Cash                                                        $      5,990
                                                              -------------

    Total Current Assets                                             5,990
                                                              -------------
EQUIPMENT

  Equipment (net) (Note 5)                                           8,819
                                                              -------------

    Total Equipment                                                  8,819
                                                              -------------

    TOTAL ASSETS                                              $     14,809
                                                              =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                            $        888
  Note payable - related party (Note 4)                                  -
                                                              -------------

    Total Liabilities                                                  888
                                                              -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 20,000,000 shares
    authorized; 941,390 shares issued and outstanding                  942
  Additional paid-in capital                                       673,779
  Accumulated deficit                                             (660,800)
                                                              -------------

    Total Stockholders' Equity                                      13,921
                                                              -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     14,809
                                                              =============


       The accompanying notes are an integral part of these consolidated financial statements.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
              Consolidated Statements of Operations



                                                     For the Years Ended
                                                         December 31,
                                                 ---------------------------
                                                     2003          2002
                                                 ------------- -------------


REVENUES                                         $     10,441  $     16,616
                                                 ------------- -------------
EXPENSES

  Depreciation                                          3,427         2,571
  General and administrative                           78,669        60,338
                                                 ------------- -------------

    Total Expenses                                     82,096        62,909
                                                 ------------- -------------

LOSS FROM OPERATIONS                                  (71,655)      (46,293)
                                                 ------------- -------------
OTHER EXPENSES

  Loss on extinguishment of debt                     (388,465)            -
  Interest expense                                       (826)       (3,000)
                                                 ------------- -------------

    Total Other Income (expense)                     (389,291)       (3,000)
                                                 ------------- -------------

NET LOSS                                         $   (460,946) $    (49,293)
                                                 ============= =============

BASIC LOSS PER SHARE                             $      (1.15) $      (0.46)
                                                 ============= =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         399,561       107,416
                                                 ============= =============










       The accompanying notes are an integral part of these consolidated financial statements.



             DRACO HOLDING CORPORATION AND SUBSIDIARY
         Consolidated Statements of Stockholders' Equity
                    December 31, 2003 and 2002


                                       Common Stock         Additional
                              ----------------------------    Paid-in     Accumulated
                                 Shares         Amount        Capital       Deficit
                              -------------- ------------- ------------- -------------

Balance, December 31, 2001           81,390  $         81  $    135,749  $   (150,561)

Common stock issued to
 related parties as payment
 of note payable and accrued
 interest at $0.28 per share        200,000           200        55,691             -

Common stock issued for
 services rendered at
 $0.25 per share                     60,000            60        14,940             -

Contributed rent                          -             -         3,000             -

Net loss for the year
 ended December 31, 2002                  -             -             -       (49,293)
                              -------------- ------------- ------------- -------------

Balance, December 31, 2002          341,390           341       209,380      (199,854)

Common stock issued for
 services rendered at
 $1.00 per share                     16,000            16        15,983             -

Common stock issued for
 debt at $1.00 per share            400,000           400       399,600             -

Common stock issued for
 services rendered at
 $0.25 per share                    168,000           168        41,832             -

Common stock issued for
 debt at $0.25 per share             16,000            16         3,984             -

Contributed rent                          -             -         3,000             -

Net loss for the year
  ended December 31, 2003                 -             -             -      (460,946)
                              -------------- ------------- ------------- -------------

Balance, December 31, 2003          941,390  $        941  $    673,779  $   (660,800)
                              ============== ============= ============= =============








       The accompanying notes are an integral part of these consolidated financial statements

                                16

             DRACO HOLDING CORPORATION AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                                          For the Years Ended
                                                              December 31,
                                                      ---------------------------
                                                          2003           2002
                                                      ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $   (460,946) $    (49,293)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Common stock issued for services                       42,000        15,000
     Depreciation                                            3,427         3,427
     Contributed rent                                        3,000         3,000
     Loss on extinguishments of debt                       395,175             -
  Changes in operating assets and liabilities:
     Increase in accounts payable                            1,234         3,005
     Increase in accrued interest                              825         3,000
                                                      ------------- -------------

       Net Cash Used by Operating Activities               (15,285)      (21,861)
                                                      ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                             -             -
                                                      ------------- -------------

       Net Cash Used by Investing Activities                     -             -
                                                      ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash receipts on note payable - related party             15,000        15,000
                                                      ------------- -------------

       Net Cash Provided by Financing Activities            15,000        15,000
                                                      ------------- -------------

NET DECREASE IN CASH                                          (285)       (6,861)

CASH AT BEGINNING OF PERIOD                                  6,275        13,136
                                                      ------------- -------------

CASH AT END OF PERIOD                                 $      5,990  $      6,275
                                                      ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

  Interest                                            $          -  $          -
  Income taxes                                        $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                    $     42,000  $     15,000
  Common stock issued for conversion
    of debt to equity                                 $    420,000  $     55,891


       The accompanying notes are an integral part of these consolidated financial statements.

                                17

             DRACO HOLDING CORPORATION AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Draco Holding Corporation (the Company) was organized August 20, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. On September 13, 1999, Draco Holding Corporation filed articles of merger whereby Draco Corporation (a Utah corporation formed on December 17,
1985) ("Draco-Utah") merged into Draco Holding Corporation (the Company). The Company became the surviving corporation, assuming all the assets and obligations of Draco-Utah. At the time of merger, each outstanding share of common stock of Draco-Utah was converted into one share of common stock of the Company, and all fractional shares were rounded to the nearest whole share. Since inception, the Company has been deemed to be a "development stage company" as that term is defined under Rule 1-02(h) of Regulation SX. This regulation states that a company shall be considered in the development stage if it is devoting all of its efforts to establishing a new business and either of the following conditions exist: (1) planned principal operations have not commenced, or (2) planned principal operations have commenced, but there has been no significant revenue therefrom. During the year ended December 31, 2003, the Company's management and board of directors determined that the Company's operations were sufficiently established such that the Company was fit to exit the development stage. Therefore, the Company's operations for the year ended December 31, 2003 are considered to have transpired subsequent to the cessation of the development stage.

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

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


b.  Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                    2003         2002
                                             -------------- -------------
    Deferred tax assets:
       NOL Carryover                         $      45,600  $     37,854

    Deferred tax liabilities:
       Depreciation                                 (1,100)       (1,415)

    Valuation allowance                            (44,500)      (36,439)
                                             -------------- -------------

    Net deferred tax asset                   $           -  $          -
                                             ============== =============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:
                                                    2003         2002
                                             -------------- -------------
    Book Income                              $    (179,770) $    (18,054)
    Depreciation                                       280          (229)
    Other                                              250          (200)
    Loss on Debt Extinguishment                    151,500             -
    Stock for services                              18,775         5,850
    Valuation allowance                              8,965        12,633
                                             -------------- -------------

                                             $           -  $          -
                                             ============== =============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $97,000 that may be offset against future taxable income from the year 2003 through 2022. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

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

e. Revenue Recognition

Revenues are recognized when rentals of equipment are completed and cash is received. The Company rents-out entertainment equipment through a subsidiary for parties and other group gatherings. No products are sold and no inventory is on hand.

f. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares of common stock outstanding during the period of the financial statements.
                                                  For the Years Ended
                                                      December 31,
                                             ----------------------------
                                                   2003          2002
                                             -------------- -------------
    Basic loss per share:
      Numerator - net loss                   $    (460,946) $    (49,293)
      Denominator - weighted average
        number of shares outstanding               399,561       107,416
                                             -------------- -------------

      Loss per share                         $       (1.15) $      (0.46)
                                             ============== =============

g.  Newly Issued Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

    .   SFAS No. 143, Accounting for Asset Retirement Obligations;
    . SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
    .   SFAS No. 146, Accounting for Exit or Disposal Activities;
    .   SFAS No. 147, Acquisitions of certain Financial Institutions; and
    .   SFAS No. 148, Accounting for Stock Based Compensation.
    . SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
    . SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

             DRACO HOLDING CORPORATION AND SUBSIDIARY
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003 and 2003 totaled $2,887 and $4,358, respectively.

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

NOTE 3 - STOCK TRANSACTIONS

In November 2002, the Company issued 200,000 (post-split) shares of its restricted common stock to related parties in exchange for the total satisfaction of the Company's notes payable to the related parties. On the date of issuance, the principal balances of the notes totaled $50,048, with accrued interest of $5,843. The shares issued were valued at $0.28 per share.

In December 2002, the Company issued 60,000 (post-split) shares of its common stock at $0.25 per share to various investors as consideration for services rendered.

In June 2003, the Company issued 16,000 post-split shares to an unrelated individual as consideration for accounts payable of $6,710 at $1.00 per share. In November, the Company issued 400,000 post-split shares to related parties as payments on $20,825 of debt. These shares were also valued at $1.00 per share.

In December 2003, the Company declared a 1-for-25 reverse stock split. At the time of the reverse split, the Company had 18,934,750 shares outstanding, which became 757,390 shares immediately following the split. All references to common stock activity preceding the date of this reverse-split have been retroactively restated to show the affect of this action.

In December 2003 the Company issued an additional 168,000 shares of common stock for services rendered at $0.25 per share, and an additional 16,000 shares for accounts payable of $4,000 at $0.25 per share.

             DRACO HOLDING CORPORATION AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 4 - RELATED PARTY TRANSACTIONS

As needed, the Company's officers and directors have loaned the Company funds to cover operating expenses. These loans accrue interest at 10%, are unsecured and are due upon demand. During the year ended December 31, 2003, these officers loaned the Company a total of $15,000. In December 2003, the Company issued 400,000 post-split shares of common stock as a payment of its balance owing on the notes. At December 31, 2003, the balance on the notes totaled $-0-.

NOTE 5 - FIXED ASSETS

In May 2000, the Company purchased inflatable "bounce-houses," shown below as rental equipment, which are rented-out to customers for parties, gatherings, etc. The equipment is depreciated over a 7-year life using the straight-line method of depreciation. The Company purchased an automobile in May 2000, which has a 5-year depreciable life. Depreciation on the automobile is also computed using the straight-line method. Fixed assets and accumulated depreciation for the period are as follows:

                                                      December 31,
                                                          2003
                                                     --------------

     Rental equipment                                $      13,626
     Automobile                                              7,403
     Accumulated depreciation                              (12,210)
                                                     --------------

              Total                                  $       8,819
                                                     ==============

Depreciation expense for the years ended December 31, 2003 and 2002 was $3,427 and $3,427, respectively.

NOTE 6 - LOSS ON SETTLEMENT OF DEBT

During the year ended December 31, 2003, the Company issued an aggregate of 416,000 (post-split) shares of common stock to various parties as payments on outstanding debts. Due to the fact that the Company's common stock is thinly traded and does not have a strong market presence, the Company elected to issue these shares at a discount to market. Due to these discounted issuances, the Company realized a lost on extinguishments of debt during the period of $388,465. The Company also issued an additional 16,000 shares of its common stock as payment on other outstanding debts at market value, realizing no loss on extinguishments.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

      None; not applicable.



Item 8A. Controls and Procedures.
         -----------------------

      (a) Evaluation of Disclosure Controls and Procedures.

      The Company's Chief Executive Officer, Lane S. Clissold, and Chief Financial Officer, Steven D. Moulton, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuing that material information related to the Company is made known to them by others within the Company.

      (b) Changes in Internal Controls Over Financial Reporting.

      There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         ------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         -------------------------------------------------


Identification of Directors and Executive Officers.
---------------------------------------------------

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

Business Experience.
--------------------

     Lane S. Clissold, Director and President. Mr. Clissold is 52 years old. He graduated from Skyline High School in Salt Lake City, Utah in 1969. From 1969 until 1979, Mr. Clissold worked for The Utah Department of Transportation in the construction engineering and safety departments. During that period of time, Mr. Clissold attended Utah State University, The University of Utah and Brigham Young University. Mr. Clissold graduated in 1976 with a degree in engineering. In 1977, Mr. Clissold bought Alpine Auto Renovations and is still President and co-owner. Mr. Clissold has been an officer and director of a few publicly held developmental stage companies including Sound Industries, (Director and President from January of 1995 until May of 1997); Rotunda Oil and Mining, (Director and President from November 1995 to November of 1998), and is currently a director and Secretary/Treasurer of Treasure Mountain Holdings, Inc.

      Steven D. Moulton, Director and Secretary. Mr. Moulton is 41 years of age. He graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Since December, 1997, Mr. Moulton has been associated with Rocky Mountain Fudge Company, Inc. (director and Vice President), a public candy company. From December 1997 until June 2001, Mr. Moulton was the President and a director of Quazon Corp., a blank check company. In June 2001, Quazon Corp. acquired Scientific Energy, Inc., and Mr. Moulton resigned as an officer and director of Quazon Corp. at that time. From December, 1997 until approximately September 1999, Mr. Moulton served as a director and President of Bear Lake Recreation, Inc., a public snowmobile rental company. Also, from December 1997 to the present, Mr. Moulton has been a director and President of XEBec International, Inc., a shell company looking for a merger or acquisition.
With the exception of Sagitta Ventures, Omni International Corporation, Wasatch International, Icon Systems, Inc. and InsiderStreet.com, formerly, Sierra Holding Group, Inc, none of these companies was subject to the reporting requirements of the commission. Mr. Moulton owned and operated a Chem-Dry carpet cleaning franchise from 1991 to 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------

      Based upon a review of Forms 3 and 4 furnished to Draco under Rule 16a-3(d) during its most recent fiscal year, Draco knows of no person who was a director, officer or beneficial owner of more than ten percent of Draco's common stock, who failed to file on a timely basis any reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
         ----------------------

Cash Compensation.
-----------------

      The following table sets forth the aggregate compensation paid by Draco to its Chief Executive Officer, and also to any other executive officer who earned more than $100,000 in total annual salary and bonus in any year reported, for services rendered during the periods indicated:






                    SUMMARY COMPENSATION TABLE

                          Annual             Long Term Compensation
                      Annual Compensation   Awards           Payouts
                     ---------------------  ---------------  -------
(a)        (b)      (c)     (d)    (e)      (f)      (g)     (h)   (i)
                                                     Secur-
                                   Other             ities          All
Name and   Year or                 Annual   Rest-    Under-   LTIP  Other
Principal  Period   Salary  Bonus  Compen-  ricted   lying    Pay-  Compen-
Position   Ended      ($)   ($)    sation   Stock    Options  outs  sation
---------  -------  ------- -----  -------  -------  -------  ----  --------

Lane S.
Clissold    12/31/01    0     0         0     0       0       0     0
President   12/31/02    0     0     8,000(1)  0       0       0     0
Director    12/31/03    0     0    50,000(2)  0       0       0     0

(1) Effective December 19, 2002, Steven D. Moulton, Lane S. Clissold, Diane Nelson and Todd Wheeler each received 8,000 post-split shares of Draco's common stock, valued at $0.25 per share ($2,000 per person), as compensation for services rendered to Draco. The shares were registered on a Form S-8 registration statement.

(2) Effective December 30, 2003, Steven D. Moulton and Lane S. Clissold each received 50,000 shares of Draco's common stock, valued at $0.25 per share ($12,500 per person), as compensation for services rendered to Draco. Todd Wheeler received 30,000 shares of Draco's common stock, valued at $0.25 per share ($7,500), as compensation for services rendered to Draco. The shares were registered on a Form S-8 registration statement.

      Except as stated below, no deferred compensation or long-term incentive plan awards were issued or granted to Draco's management during the fiscal years ended December 31, 2003 and 2002. Further, no member of Draco's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

      In each of Draco's last two fiscal years, Draco has approved issuances of common stock to its officers, directors and key employees, to partially compensate them for their services. There are no present plans whereby Draco would issue any of its securities to management, promoters, their affiliates or associates in consideration of future services to be rendered or otherwise.


Compensation of Directors.
-------------------------

      Draco has no arrangement for compensating its directors.


Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements.
------------

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

      None.

Other Compensation.
------------------

      None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the share holdings of those persons who are known to Draco to be the beneficial owners of more than five percent of Draco's common stock as of January 21, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number of Shares        Percent
Name and Address                Beneficially Owned      of Class
----------------                ------------------      --------

Steven D. Moulton                  382,100*               40.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane S. Clissold                   378,000                40.2%
135 West 900 South                 --------             -------
Salt Lake City, Utah  84101

          TOTALS                   760,100*               80.7%

* 4,000 of these shares are held of record by Excel Properties LLC, which is controlled by Mr. Moulton.

Security Ownership of Management.
--------------------------------

      The following table sets forth the share holdings of Draco's directors and executive officers as of January 21, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number of Shares        Percent
Name and Address               Beneficially Owned       of Class
-----------------              -------------------      --------
Steven D. Moulton                382,100*                 40.6%
4848 S. Highland Dr., #353
Salt Lake City, Utah  84117

Lane S. Clissold                 378,100                  40.2%
135 West 900 South              ---------                ------
Salt Lake City, Utah  84101

All directors and executive
officers as a group (2)          760,100*                 80.7%

* 4,000 of these shares are held of record by Excel Properties LLC, which is controlled by Mr. Moulton.

Changes in Control.
------------------

      There are no present arrangements or pledges of Draco's securities which may result in a change in control of Draco.


Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Transactions with Management and Others.
---------------------------------------

      During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Draco or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Draco to own of record or beneficially more than five percent of Draco's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, other than the following:

          (1) Two of the current directors and executive officers acquired "unregistered" and "restricted" shares of Draco's common stock in November 2002 and November 2003. Steven D. Moulton and Lane S. Clissold each received an aggregate of 100,000 "unregistered" and "restricted" post-split shares in November 2002 in consideration of converting loans which totaled $50,048 in principal and approximately $6,000 in accrued interest (approximately $28,000 each). Steven D. Moulton and Lane S. Clissold each received an aggregate of 200,000 "unregistered" and "restricted" post-split shares in November 2003 in consideration of converting loans which totaled $20,000 in principal and approximately $825 in accrued interest (approximately $10,413 each). The shares issued to Mr. Moulton and Mr. Clissold in November 2003 as consideration for converting their loans, were issued at a substantial discount to the $1.00 per share fair market value of the shares. This resulted in a loss on extinguishment of debt to Draco of approximately $388,465.

          (2) Steven D. Moulton, Lane S. Clissold, Diane Nelson and Todd Wheeler each received 8,000 post-split shares of Draco's common stock, valued at $0.25 per share ($2,000 per person) in December 2002, as compensation for services rendered to Draco. Steven D. Moulton and Lane
      S. Clissold each received 50,000 post-split shares, and Todd Wheeler received 30,000 post-split shares, valued at $0.25 per share, in December 2003, as compensation for services rendered to Draco. The shares issued in December 2002 and 2003 for services rendered were registered on a Form S-8 registration statement. See the caption "Executive Compensation" of this report.

          (3) Steven D. Moulton and Lane S. Clissold have each loaned Draco funds to support its ongoing operations. As described above, $50,048 in principal and approximately $6,000 in accrued interest of these loans were converted to shares of Draco common stock in November 2002, and $20,000 in principal and approximately $825 in accrued interest of these loans were converted to shares of Draco common stock in November 2003. The loans accrued interest at 10% per annum, were unsecured and were due on demand.

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

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

Exhibits
--------

Exhibit
Number            Description
---------         -----------

 3.1              Articles of Incorporation*

 3.2              By-Laws*

 3.3              Articles of Merger between Draco Holding
                  Corporation and Draco Corp.*

10.4              Agreement Dated November 18, 2002
                  (Conversion of loans to stock) between
                  Lane S. Clissold, Steven D. Moulton,
                  and Draco Holding Corporation**

10.5              Promissory Note for $5,000 from Draco
                  Holding Corporation to Lane S. Clissold**

10.6              Agreement Dated November 18, 2003
                  (Conversion of loans to stock) between
                  Lane S. Clissold, Steven D. Moulton,
                  and Draco Holding Corporation

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

                  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

              * Exhibits 3.1, 3.2 and 3.3 are incorporated by reference from Draco's Form 10-KSB for the year ended December 31, 2000 filed on March 28, 2001.

             ** Exhibits 10.4 and 10.5 are incorporated by reference from Draco's Form 10-KSB for the year ended December 31, 2002 filed on March 25, 2003.

Reports on Form 8-K.
-------------------

      Draco filed no reports on Form 8-K during the last quarter of the period covered by this report.

Item 14.  Principal Accountant Fees and Services.
          --------------------------------------

Audit Fees.
----------

      For the fiscal years ended December 31, 2003 and 2002, our principal accountant billed $6,977 and $5,859, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees.
------------------

      There were $0 and $0 in fees, respectively, billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2003 and 2002.

Tax Fees.
--------

      For the fiscal years ended December 31, 2003 and 2002, our principal accountant billed us $0 and $0, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees.
--------------

      There were $0 and $0 in other fees, respectively, billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2002 and 2003.

Pre-Approved Policies and Procedures.
------------------------------------

      Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DRACO HOLDING CORPORATION


                                   /s/ Lane S. Clissold
Date: February 17, 2004         By _____________________________________
                                  Lane S. Clissold, Director and
                                  President


      In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Lane S. Clissold
Date: February 17, 2004         By ______________________________________
                                   Lane S. Clissold, Director and
                                   President


                                    /s/ Steven D. Moulton
Date: February 17, 2004         By ______________________ ________________
                                   Steven D. Moulton, Director and
                                   Secretary/Treasurer, Chief Financial
                                   and Accounting Officer

                          EXHIBIT INDEX

Exhibit                                                              Exhibit
Number            Description                                        Location

 3.1              Articles of Incorporation                          *

 3.2              By-Laws                                            *

 3.3              Articles of Merger between Draco Holding           *
                  Corporation and Draco Corp.

10.4              Agreement Dated November 18, 2002                  **
                  (Conversion of loans to stock) between
                  Lane S. Clissold, Steven D. Moulton,
                  and Draco Holding Corporation

10.5              Promissory Note for $5,000 from Draco              **
                  Holding Corporation to Lane S. Clissold

10.6              Agreement Dated November 18, 2003                  33
                  (Conversion of loans to stock) between
                  Lane S. Clissold, Steven D. Moulton,
                  and Draco Holding Corporation

31.1              Certification of Chief Executive Officer           35
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

31.2              Certification of Chief Financial Officer           37
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

32.1              Certification of Chief Executive Officer           39
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

32.2              Certification of Chief Financial Officer           40
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

                  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

              * Exhibits 3.1, 3.2 and 3.3 are incorporated by reference from Draco's Form 10-KSB for the year ended December 31, 2000 filed on March 28, 2001.

             ** Exhibits 10.4 and 10.5 are incorporated by reference from Draco's Form 10-KSB for the year ended December 31, 2002 filed on March 25, 2003.