Form 10QSB
period 2004-03-30
DRACO HOLDING CORP/NV
filed 2004-04-20
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

DRACO HOLDING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

NEVADA	033-02441-D	87-0638750
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

c/o Jump'n Jax, Inc. 511 East St. George Boulevard, Suite No. 3 St. George, Utah	84770
(Address of Principal Executive Office)	(Zip Code)

(801) 209-0545
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .X... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004, 941,390 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DRACO HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and December 31, 2003

DRACO HOLDING CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS
Cash	$29,638	$5,990
Total Current Assets	29,638	5,990
EQUIPMENT
Equipment (net)	7,962	8,819
Total Equipment	7,962	8,819
TOTAL ASSETS	$37,600	$14,809
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 888	$ 888
Note payable - related party	25,000	-
Accrued interest - related party	-	-
Total Liabilities	25,888	888
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares
authorized; 941,390 shares issued and outstanding	942	942
Additional paid-in capital	684,529	673,779
Deficit accumulated during the development stage	(673,759)	(660,800)
Total Stockholders' Equity	11,712	13,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 37,600	$ 14,809

The accompanying notes are an integral part of these consolidated financial statements.

DRACO HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31
	2004	2003
REVENUES	$1,140	$1,795
EXPENSES
Depreciation	857	857
General and administrative	13,242	8,285
Total Expenses	14,099	9,142
LOSS FROM OPERATIONS	(12,959)	(7,347)
OTHER EXPENSES
Interest expense	-	(208)
Total Other Expense	-	(208)
NET LOSS	$ (12,959)	$ (7,555)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	941,390	341,390

The accompanying notes are an integral part of these consolidated financial statements.

DRACO HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,959)	$ (7,555)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	857	857
Contributed rent	750	-
Changes in operating assets and liabilities
Increase in accounts payable	-	2,999
Increase in accrued interest	-	208
Net cash used by operating activities	(11,352)	(3,491)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	10,000	-
Increase note payable - related party	25,000	5,000
Net Cash Provided by Financing Activities	35,000	5,000
NET INCREASE (DECREASE) IN CASH	23,648	1,509
CASH AT BEGINNING OF PERIOD	5,990	6,275
CASH AT END OF PERIOD	$ 29,638	$ 7,784
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Common stock issued for services	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

DRACO HOLDING CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2004 and December 31, 2003

NOTE 1 -         BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 3 -        SIGNIFICANT EVENTS

Share Exchange Agreement

On March 29, 2004, the Company entered into an Agreement for Share Exchange ("the Agreement") with Hong Xiang Petroleum Group Limited, a British Virgin Islands corporation ("Hong Xiang"). According to the terms of the Agreement, upon closing the Company will acquire all of the issued and outstanding common stock of Hong Xiang in exchange for the issuance of approximately 18,700,000 shares of its common stock.

Closing under the Agreement is scheduled to occur on or before April 30, 2004, subject to the satisfaction of various contractual conditions.

Stock Dividend

On March 16, 2004 the Company's Board of Directors resolved to declare a stock dividend, whereby the all of the issued and outstanding shares of the Company's Jump'n Jax subsidiary are to be distributed on a pro-rata basis to the shareholders of the Company, pursuant to the execution of the Stock Exchange Agreement.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of Operation.

Not applicable.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

During the three months ended March 31, 2004, Draco experienced a net loss of $12,959, or approximately ($0.01) per share, which is $5,404 more than the $7,555 net loss, or approximately ($0.02) per share, incurred for the three months ended March 31, 2003. For the three months ended March 31, 2004, Draco reported revenues of $1,140 which is $655 less than the revenues of $1,795 reported for the three months ended March 31, 2003. Draco's revenues are comprised entirely of income from the Jump'n Jax, Inc. subsidiary business of equipment rental and leasing of inflatable bounce houses for parties and entertainment. The decrease in revenues is attributed to a decrease in business which management believes is partially due to the fact that the President of Jump'n Jax, Inc. had to seek full time employment elsewhere and has had less time available to devote to Draco's business. Draco has been engaged in active business operations through its wholly owned subsidiary, Jump'n Jax, Inc., since approximately March 2000.

Expenses for the three months ended March 31, 2004 were $14,099, or $4,957 more than the expenses of $9,142 incurred during the three month period ended March 31, 2003. All of the expenses incurred during the three month period ended March 31, 2004, were from depreciation and general and administrative expenses. The increase in expenses for the three month period ended March 31, 2004 are primarily due to increased legal and accounting expenses.

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

Balance Sheet Information

Assets- As of March 31, 2004, Draco reported total assets of $37,600, up $22,791 from the $14,809 reported as of December 31, 2003. Current assets of March 31, 2004 were $29,638, up $23,648 from the $5,990 reported as of December 31, 2003. The change in total assets and current assets reflects primarily the increase in loans made to Draco by Draco's President and/or Secretary/Treasurer.

Equipment (net) has decreased from $8,819 at December 31, 2003 to $7,962 at March 31, 2004, which reflects the $857 in accumulated depreciation during the period.

Liabilities - Draco's liabilities as of March 31, 2004, consist of $25,000 on notes payable to Draco's President and/or Secretary/Treasurer and accounts payable of $888. The loans accrue interest at 10% per annum and are due upon demand. The loans are unsecured.

Total liabilities of Draco increased $25,000 from $888 as of December 31, 2003, to $25,888 as of March 31, 2004. The increase in total liabilities reflects a $25,000 increase in the amount of the loans made by Draco's President and/or Secretary/Treasurer.

Liquidity and Capital Resources - March 31, 2004. Draco has not yet established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's goal is to increase operations and revenues through its wholly-owned subsidiary. Draco has a significant working capital deficit, and Draco has continued to generate losses. Draco believes that its liquid resources are adequate to maintain operations through internally generated cash flows for a period of approximately six months. Draco may seek such additional capital either through loans from its officers and directors, or through possible equity or debt financing. Two of Draco's officers and directors, Lane Clissold and Steve Moulton, have verbally committed to meet operating expenses for at least the next six months. However, Draco has not identified any specific source of long term liquidity. No assurance can be given that Draco's resources will be adequate to take advantage of opportunities to expand the business as they arise, or that any such expansion opportunities will materialize.

Subsequent Event

As reported in filings on Form 8-K made during the quarter, there was a change in control of the Company during the quarter as a result of closings under two separate stock purchase agreements. In addition, the Company executed an Agreement for Share Exchange with Hong Xiang Petroleum Group Limited, a British Virgin Islands corporation, and the shareholders of that company, pursuant to which the Company agreed to acquire all of the issued and outstanding common stock of Hong Xiang Petroleum Group Limited in exchange for issuance of 18,700,000 shares of its authorized but previously unissued shares of common stock. Closing under the Agreement for Share Exchange is expected to be completed during the second quarter of 2004.

Hong Xiang is engaged in the extraction and production of crude oil. Its current operations are in a portion of the Jilin Quinan Oil Field which is located southwest of Quinan City in the Jilin Province of the Peoples Republic of China. The area in which Hong Xiang conducts operations is one of the portions of the Quinan Oil Field which, in 1999, was designated by the Jilin Petroleum Group for cooperative exploration and production. Hong Xiang has taken over an exclusive 20 year contract to produce oil from the designated portion of the Jilin Quinan Oil Field. Hong Xiang currently subcontracts all oil well drilling activities to third parties but has retained direct responsibility for well logging, drill-stem testing and core sampling. All crude oil produced from the production site is currently sold to the Jilin Refinery of PetroChina.

In conjunction with the closing, the Company intends to transfer all of the assets and liabilities of its current business to its subsidiary, Jump'n Jax, Inc., and to complete the distribution of all of the shares of Jump'n Jax, Inc., to the shareholders of record of the Company as of March 8, 2004.

ITEM 3.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)        The following exhibits are filed herewith:

31.1        Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the
Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Four reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004, as follows:

        (1)         Report on Form 8-K dated March 9, 2004, to report a change in control of the Company and an anticipated change in the Company's business activities and plan of operations.

        (2)         Report on Form 8-K dated March 16, 2004, to report the appointment of two additional members to the board of directors.

        (3)         Report on Form 8-K dated March 29, 2004, to report the execution of an Agreement for Share Exchange with Hong Xiang Petroleum Group Limited, a British Virgin Islands corporation.

        (4)         Amended report on Form 8-K dated March 29, 2004, to file a corrected form of the Agreement for Share Exchange with Hong Xiang Petroleum Group Limited.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRACO HOLDING CORPORATION

By: /S/ LANE S. CLISSOLD
Lane S. Clissold, Director, President and
Chief Executive Officer

By: /S/ STEVE D. MOULTON
Steve D. Moulton, Director, Secretary/Treasurer and
Chief Financial Officer

Date: April 20, 2004