Form 10QSB
period 2004-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2004-08-19
CIK 787251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

(Name of small business in its charter)

Nevada	033-02441- D	87-0638750
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
Room 3505-06, 35F Edinburgh Tower The Landmark 15 Queen’s Road Central Hong Kong
(Address of Principal Executive Office)

Issuer's telephone number:  852-2736-2111

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At June 30, 2004, 19,908,822 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	114,940	7,699
Other receivable and prepayments	1,722,026	94,250
Materials and supplies	78,604	45,483

Total current assets	1,915,570	147,432

Construction in progress	39,920	39,920
Property and equipment
Oil and gas properties, using full cost method accounting
Proved	4,319,696	4,881,489
Other property and equipment	105,732	105,732
Total	4,425,428	4,987,221
Less accumulated depreciation, depletion and amortization	(325,935)	(38,168)
Total property and equipment – net	4,099,493	4,949,053

Deferred expenditure (Note 4)	493,821	-

Total assets	6,563,871	5,136,405

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	528,107	561,639
Due to non-operating interest owner (Note 5)	2,246,039	2,246,039
Accrued expenses	630,349	10,030
Due to a director (Note 5)	1,266,883	1,263,862
Income tax payable (Note 7)	99,585	17,002

Total current liabilities	4,770,963	4,098,572

Deferred income taxes (Note 7)	131,493	131,493

Commitments and contingency (Note
Capital	1,109,748	604,800
Retained earnings	551,667	301,540

Total stockholders’ equity	1,661,415	906,340

Total liabilities and stockholders’ equity	6,563,871	5,136,405

See the accompanying notes to the unaudited consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended June 30,	Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenue:
Oil sales	354,514	73,808	803,206	73,808
Sundry income	-	-	121,072	-
Par value of ‘CNEH’ common stock and
its net assets written back	-	-	4,762	-
	354,514	73,808	929,040	73,808

Costs and expenses:
Production expenses	97,090	11,832	161,817	11,832
Management fee	48,230	34,877	80,384	34,877
Depreciation, depletion and amortization	194,786	-	323,785	-
General and administrative	21,944	-	36,574	-
Finance cost	112	4	187	4
	362,162	46,713	602,747	46,713

Operating (loss)/income	(7,648)	27,095	326,293	27,095

Other income:
Interest income	-	-	-	-

Income before income tax	(7,648)	27,095	326,293	27,095

Provision for income taxes	-	-	82,543	-

Net income	(7,648)	27,095	243,750	27,095

Net income per share (Note 6(i))	(0.0127)	0.0014	0.0128	0.0014

Weighted average number of shares (Note 6(i))	20,138,568	19,908,822	20,594,293	19,908,822

 See the accompanying notes to the unaudited consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net income	256,528	301,540

Adjustments to reconcile net income to net cash provided by
operating activities :
Depreciation, depletion and amortisation	327,935	38,168
Deferred income taxes	-	131,493
Par value of ‘CNEH’ common stock and its net assets written back	(4,762)	-
Changes in operating assets and liabilities:
(Increase) in materials and supplies	(33,121)	(45,483)
(Increase) in other receivables and prepayments	(1,627,776)	(94,250)
(Decrease) in accounts payable	(33,532)	41,362
Due to non-operating interest owner	-	(919,036)
Increase in accrued expenses	620,139	10,030
Increase in due to a director	3,021	702,077
Increase in income tax payable	82,583	17,002
Total adjustments	(665,333)	(118,637)

Net cash (used in)/provided by operating activities	(408,805)	182,903

Investing activities:

Capital expenditures, including:-
Construction in progress	-	(39,920)
Purchases and development of properties	(99,881)	(740,084)
Deferred expenditure	(493,821)	-

Net cash used in investing activities	(593,702)	(780,004)

Financing activities:

Proceeds from capital injection	1,109,748	604,800

Net cash provided by financing activities	1,109,748	604,800

Net change in cash and cash equivalents	107,241	7,699

Cash and cash equivalents, beginning of period	7,699	299,332

Cash and cash equivalents, end of period	114,940	7,699

See the accompanying notes to the unaudited consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

CHANGE OF COMPANY NAME

On July 27,2004, the name of the Company was changed from Draco Holding Corporation (“DCHO”) to China North East Petroleum Holdings Limited. (“CNEH”), with all the required filings submitted to the United States Securities and Exchange Commission.

2.

BASES OF PRESENTATION

(i)

The accompanying consolidated financial statements of CNEH and its subsidiaries (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of CNEH, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months and six months ended June 30, 2004 have been made.  Results for the quarter and interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(ii)

On April 30, 2004, DCHO completed a share exchange (the “Exchange”) with the stakeholders of Hong Xiang Petroleum Group Limited (“HXP”), a British Virgin Islands corporation pursuant to the terms of an Agreement for Share Exchange, dated March 29, 2004. The Exchange resulted in a change of control of the DCHO. Upon completion of the Exchange and the related share issuance, DCHO has a total of 19,908,822 shares issued and outstanding, of which 18,700,000, or approximately 93.93%, are owned by persons who were previously stockholders of Hong Xiang. The Exchange has been treated as a reverse takeover with HXP as the accounting acquiree and DCHO as the accounting acquirer.  Accordingly, the purchase method under reverse takeover accounting has been applied except that no goodwill is recorded on the consolidated balance sheet.

The consolidated financial statements are issued under the name of the legal parent, DCHO, but are a continuation of the financial statements of HXP.  The comparative figures are those of HXP.

In addition to completion of the Exchange, on April 30, 2004, the DCHO executed a Distribution Agreement with its wholly-owned subsidiary, Jump’n Jax, a Utah corporation (“Jump’n Jax, Inc.”) pursuant to which the Company agreed to distribute all of the outstanding shares of Jump’n Jax, Inc., as a dividend to the shareholders of record of the DCHO as of March 8, 2004. Under the Distribution Agreement, the effective date of the dividend was also April 30, 2004.

3.

DESCRIPTION OF BUSINESS

HXP is the parent company of Hong Xiang Petroleum Technology Company (HXPT), a company established in the People’s Republic of China (“the PRC”) with limited liability. HXPT owns entirely the shareholding of an independent company, Hong Xiang Petroleum Qianan Exploration Company (HXPQ), a PRC incorporated company with limited liability engaged in the development and production of crude oil in Jilin oil region, the PRC.

Subsequent to the Production Sharing Contract (PSC) entered by the non-operating interest owner (the “Head Lessee”) and the Jinlin Division Company of PetroChina Limited in December 2002, HXPQ entered another Production Sharing Contract (the “Contract”) with the Head Lessee in respect of the development right of the proven Qian 112 Zone (the “Zone”) in Jinlin oil region for 20 years (the “Contract Period”), in similar terms and conditions of the PSC.

In accordance with the Contract, HXP was responsible for fund raising and developing the Zone. Production from the Zone is shared in the following manner:-

Contract Period	For Head Lessee	For HXPQ

First 10 years	20%	80%
Remaining Years	40%	60%

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by management include the recoverability of long lived assets and recognition of revenue under long term contracts.  Actual results could differ from those estimates.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Concentration of credit risk

HXPQ solely sells the oil to its non-operating interest owner. HXPQ has not experienced significant credit risk and is not aware of any significant uncollectible accounts. The carrying amount of cash and cash equivalents represents the Company’s maximum exposure to credit risk in relation to financial assets.

Cash and cash equivalents

Cash and cash equivalents include all demand deposits and cash with original maturities of three months or less.

Materials and supplies

Inventories, consisting primarily of tubular goods and oil field materials and supplies, are stated at cost or market, cost being determined by the average cost method.

Oil and gas properties

HXPQ follows the full cost method of accounting for oil and gas properties. According, all costs associated with acquisition of development rights, and development of oil reserves, including directly related overhead costs, are capitalized.

Depreciation, depletion and amortization of capitalized costs, excluding unproved properties, are based on the unit-of-production methods based on proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test”, which basically limits such costs to the aggregate of the “estimated present value”, discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of portion of development rights and other proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserved of oil and gas, in which case the gain or loss is recognized income.

Abandonment of oil and gas properties other than the development rights are accounted for as adjustments of capitalized costs with no loss recognized.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Other properties and equipment

Other property, including support equipment, and equipment are recorded on the basis of costs. Depreciation of other property and equipment, after considering estimated residual salvage values, is provided over the estimated useful lives of four to ten years using the straight-line method. Major renewals and betterments are recorded as additions to the property and equipment accounts. Repairs that do not improve or extend the useful lives of assets are expensed.

Deferred expenditure

The Deferred expenditure was occurred in April 2003. HXPQ signed a complementary agreement with SongYuan YuQiao Petroleum & Gas Development Co., Ltd in March 5, 2003. HXPQ agreed to pay the transfer fee of the Qian 112 Zone. The total amount of transfer fee was 6 million RMB, which would be paid by two times. HXP treated the transfer fee as a deferred expenditure according to the advice from auditor in December 2003. It should be depreciated in 10 years.

Foreign currency translation and transactions

HXPQ uses China Renminbi (“RMB”) as the functional currency, which is not freely convertible into foreign currencies. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People’s Bank of China (“the PBOC”). Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income – foreign currency translation adjustments’. Gains and losses resulting from currency transactions are included in other comprehensive income (expenses). Foreign currency translation adjustment was not material.

Revenue recognition

Revenues represent the sales of share of allocable share oil that are lifted to the Sub-Owner. Sales are recognized when the significant risks and rewards of ownership of oil have been transferred to customers.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Management fee

In connection with the arrangement of production activities, the Company pays a management fee of 2 percent on sales to the non-operating interest owner, which is debited to income as incurred.

Income taxes

HXPQ uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Environmental costs

The PRC has adopted extensive environmental laws and regulations that affect the operation of the oil and gas industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot reasonably be estimated at present, and could be material. Under existing legislation, however, management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

Fair values of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivable, payable and accrued expenses approximate their fair values due to the short maturity of these instruments.

5.

Due to non-operating interest owner/ a director

All the amounts are interest-free, unsecured and have no fixed terms of repayment.

6.

NET INCOME PER SHARE

(i)

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the quarter and interim periods.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended June 30,	Six months ended June 30,
	2004	2003	2004	2003

Net income (USD)	264,176	27,094	256,528	27,094

Weighted average number
of shares outstanding	20,138,568	19,908,822#	20,594,293	19,908,822#

Basic net income per
share (USD)	0.0127	0.0014	0.0128	0.0014

# The number represents the number of shares issued by CNEH for the Exchange.

(ii)

The diluted net income per share is not presented as there is no dilative effect for all periods.

7.

INCOME TAXES

The standard enterprise income tax rate in the PRC is 33%. HXPQ’s provision for income taxes as of June 30, June 2004 is detailed as follows:

US$
Current	82,543
Deferred	131,493
214,036

8.

COMMON STOCK

	No. of shares	Amount
		USD
Authorized :-
Common stock at USD0.001 par value	50,000,000	50,000

Issued and outstanding :-
Common stock at USD0.001 par value
At January 1, 2004
HXP share capital	-	604,800
HXP – additional paid in capital	-	485,039

Shares issued for acquisition of CNEH (Note 2(ii))	19,908,822	19,909

At June 30, 2004	19,908,822	1,109,748

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.

Reserves

Pursuant to the PRC regulations and the Company’s Articles of Association, HXPQ is required to transfer 10% and 5% of its net profit, as determined under the PRC accounting regulations, to statutory reserve fund until the fund aggregates to 50% of HXPQ’s registered capital and to the statutory welfare fund respectively. The transfer to this reserve must be made before profit distribution to equity holders.

The statutory reserve fund shall only be used to make good previous years’ losses to expand HXPQ’s production operations, or to increase the capital of HXPQ. Upon approval by a resolution of equity holders’ general meeting, HXP may convert its statutory reserve fund into paid-up capital in proportion to the existing paid-up capital holding, provided that the balance of the reserve fund after such conversion is not less than 25% of the registered capital.

The statutory welfare fund can only be used to provide common facilities, of which HXP retains the titles, and other collective benefits to HXPQ’s employees. This fund is non-distributable than in liquidation.

As of June 30, 2004, HXPQ had no distributable reserve under the PRC accounting regulations and there were no appropriation to the statutory funds during the period.

10.      Defined Contribution Plan

HXPQ provides defined contribution plan based on local laws and regulations for all qualified employees in the PRC. The PRC government is responsible for the pension liabilities to these retired employees. HXPQ is required to make annual contributions to the government-regulated pension at 21% of the employees’ basic salaries. HXPQ’s contributions to defined contributions plans are charged to expenses in the year to which they relate.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

RESULTS OF OPERATIONS

For the 3 months and 6 months ended June 30, 2004, the Company had gross revenues of $354,514 and  $803,206, respectively.  The Company had a net loss of ($7,648) for the 3 months ended June 30, 2004, and net income of $243,750 for the 6 months ended June 30, 2004.   For the period ended June 30, 2003, the Company had gross revenues of $73,808 and net income of $27,095.  However, no meaningful comparison can be made between the results of operations for the periods ended June 30, 2003 and June 30, 2004, because the Company did not commence its oil and gas operations until April 1, 2003, and as of June 30, 2003, had only been operational for two months.

Company management expects gross revenue and net income to continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as a result of placing additional wells into production.

LIQUIDITY AND CAPITAL RESOURCES

During the 6 months ended June 30, 2004, the Company had net income from operations of $243,750 and also received $1,109,748 in new capital investments.  However, during this period, cash used in operations was $408,805 and the Company had capital expenditures of $593,702 for purchases and development of properties and for payment of deferred expenses relating to acquisition of its interest in the Qian 112 zone in the Jinlin Oil region.   As a result, as of June 30, 2004, the Company had cash on hand of $114,940, as compared to cash on hand of $7,699 as of December 31, 2003.

Management plans to rely on net cash from operations to maintain its current level of operations and to fund a gradual increase in the level of operations throughout the remainder of 2004.  Although management currently anticipates that substantially all cash generated form operations will be used to fund current operations and for purposes of drilling new wells and seeking to place additional wells into service, management believes the Company has adequate cash resources on hand for those purposes.   However, management also hopes raise additional capital which will enable the Company to expand operations more rapidly by drilling more new wells on its current property as well as by seeking to acquire interests in additional properties and drill new wells on those properties.

Management is currently considering the options which may be available for the purpose of raising additional working capital.  These may include debt financing as well as the potential for either private or public offering and sale of Company securities.  However, there is no assurance that the Company will be able to raise additional working capital for such purposes.

OUTLOOK

During the remainder of 2004, the Company plans to focus its efforts on drilling and completion of additional wells on its property in the Qian 112 zone in the Jinlin Oil region, as well as on raising the capital necessary to acquire interests in additional properties.  Management believes that the Company’s gross revenues will continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as the number of producing wells increases.  However, Management also expects the Company’s expenses to increase as a result of using substantially all of the cash flow generated from operations to drill additional wells.

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

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

On May 14, 2004, the registrant filed one report on Form 8-K with the Securities and Exchange Commission to report a change in control.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

By /s/

James Loo

Chief Executive Officer and a Director

By /s/

Wei Guo Ping

President and a Director

 By /s/

Peter Li

Chief Financial Officer and a Director

By /s/

Wang Hong Jun

Chairman

Date:

August 19, 2004