Form 10QSB
period 2004-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2004-12-02
CIK 787251

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004.

             /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                   CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
                     (Name of small business in its charter)

                                        Nevada
                     (State or other jurisdiction of incorporation)

                                    033-02441- D
                             (Commission File Number)

                                     87-0638750
                        (IRS Employer Identification No.)


                        Room 3505-06, 35F Edinburgh Tower

                                  The Landmark

                             15 Queen's Road Central

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .X No

Applicable  only  to  corporate  issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2004, 19,989,080 shares were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  No  X


PART  1  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  AND  EXHIBITS






                   CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                    CONTENTS

                                                            Page

Consolidated balance sheet                                  4
Consolidated statements of operations                       5
Consolidated statements of cash flows                       6
Notes to unaudited consolidated financial statements        7



           CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2004 (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash  and  cash  equivalents                         $                  935
     Other  receivable  and  prepaids                                  1,430,353
     Materials  and  supplies                                             44,720
                                                                      ----------
     TOTAL  CURRENT  ASSETS                                            1,476,008
                                                                      ----------
PROPERTY  AND  EQUIPMENT:
     Oil and gas properties, using full cost method accounting         4,357,835
     Other  property  and  equipment                                     105,560
                                                                      ----------
                                                                       4,463,395
     Accumulated  depreciation                                         (471,579)
                                                                      ----------
     NET  PROPERTY  AND  EQUIPMENT                                     3,991,816
                                                                       ---------

OTHER  ASSETS:
     Construction  in  progress                                           42,215
     Deferred  expenditure,  net                                         482,713
                                                                       ---------
     TOTAL  OTHER  ASSETS                                                524,928
                                                                       ---------

          TOTAL  ASSETS                                   $            5,992,752
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES:
     Accounts  payable                                                   619,786
     Due  to  non-operating  interest  owner                           2,242,391
     Accrued  expenses                                                    19,773
     Due  to  a  director                                              1,399,541
     Income  tax  payable                                                 16,796
          TOTAL  CURRENT  LIABILITIES                                  4,298,287

DEFERRED  INCOME  TAXES                                                  131,279

          TOTAL  LIABILITIES                                           4,429,566

STOCKHOLDERS'  EQUITY:
     Common  stock  ($.001  par  value,  50,000,000  shares  authorized:
                     19,989,080 issued and outstanding)                   19,989
                      Additional paid-in-capital                       1,167,410
                          Retained earnings                              376,452
     Cumulative  foreign  currency  translation  amount
(665)
          TOTAL  STOCKHOLDERS'  EQUITY                                 1,563,186
          ----------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $            5,992,752


    The accompanying notes are an integral part of these financial statements


                              CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
===============================================================================================================

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUE:
   Sales                                   $ 337,858           $ 179,484          $ 1,138,095       $ 253,0233

OPERATING  EXPENSES:
   Production expense                        210,476             119,424              355,458          131,213
   Depreciation, depletion and amortization  161,118                 905              482,316              905
   General and administrative                 38,461              45,087              117,131           79,841
   Consulting                                      -                   -               99,900                -
                                        ------------        ------------         ------------     ------------
   TOTAL OPERATING EXPENSES                  410,055             165,416            1,054,805          211,959
                                        ------------        ------------         ------------     ------------
   INCOME (LOSS) BEFORE INCOME TAXES         (72,197)             14,068               83,290           41,064
                                        ------------        ------------         ------------     ------------
   INCOME TAXES                                2,195               2,224                8,378            2,224
                                        ------------        ------------         ------------     ------------
   NET INCOME (LOSS)                       $ (74,392)           $ 11,844             $ 74,912         $ 38,840
                                         ============        ============        ============     ============
   Basic & fully diluted loss per share           **                  **                   **               **
                                         ============        ============        ============     ============
   Weighted  average  common
   shares outstanding                     19,899,080          19,899,080           19,909,080       19,899,080
                                         ============        ============        ============     ============


**  less  than  $0.01.


   The accompanying notes are an integral part of these consolidated financial statements



           CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
=============================================================================================
                                                                 2004                 2003
                                                              ----------           ----------
CASH  FLOWS  FROM  OPERATING
ACTIVITIES:
    Net income (loss)                                          $  74,912            $  38,840
    Adjustments to reconcile net income (loss) to  net
    cash provided by (used in) operating activities:
          Depreciation, depletion and amortization               482,316                  905
          Common stock issued for services                        99,900                    -
         (Increase) decrease in operating assets:
               Other receivable and prepaids                  (1,336,103)            (670,665)
               Materials and supplies                                763               (8,026)
          Increase (decrease) in operating liabilities:
               Accounts payable                                   58,147               97,497
               Due to non-operating interest owner                (3,648)             130,509
               Accrued expenses                                    9,743                3,285
               Due to director                                   135,679                    -
               Income tax payable                                   (206)                   -
               Deferred income taxes                                (214)                   -
               Foreign currency translation                         (665)                   -
                                                            ------------         ------------
               NET  CASH  PROVIDED  BY  (USED  IN)
               OPERATING  ACTIVITIES                            (479,376)            (407,655)
                                                            ------------         ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
          Expenditure  for  property  and  equipment              (7,792)            (85,836)
          Expenditure  for  construction  in  progress            (2,295)            (91,108)
                                                            ------------        ------------
               NET  CASH  PROVIDED  BY
              (USED  IN)  INVESTING  ACTIVITIES                  (10,087)           (176,944)
                                                            ------------        ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
          Proceeds  from  capital  injection                     482,699             604,070
               NET  CASH  PROVIDED  BY
              (USED  IN)  FINANCING  ACTIVITIES                  482,699             604,070
                                                            ------------        ------------

               NET  INCREASE  (DECREASE)  IN
               CASH  AND  CASH  EQUIVALENTS                       (6,764)             19,471

CASH  AND  CASH  EQUIVALENTS:
               Beginning  of  period                               7,699                   -
                                                            ------------        ------------

               End  of  period                                    $  935           $  19,471
                                                            ============        ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES  AND  NON-CASH
  INVESTING  INFORMATION:
     Common stock issued to others for services             $     99,900        $          -
                                                            ============        ============
     Cash paid during the year for interest                 $          -        $          -
                                                            ============        ============




   The accompanying notes are an integral part of these consolidated financial statements

1.  CHANGE  OF  COMPANY  NAME

On July 27,2004, the name of the Company was changed from Draco Holding Corporation ("DCHO") to China North East Petroleum Holdings Limited. ("CNEH"), with all the required filings submitted to the United States Securities and Exchange Commission.

2.  BASES  OF  PRESENTATION

(i) The accompanying unaudited condensed consolidated financial statements of CNEH have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of the management of CNEH, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months and nine months ended September 30, 2004 have been made. Results for the quarter and interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.


(ii) On April 30, 2004, CNEH completed a share exchange (the "Exchange") with the stakeholders of Hong Xiang Petroleum Group Limited ("HXP"), a British Virgin Islands corporation pursuant to the terms of an Agreement for Share Exchange, dated March 29, 2004. The Exchange resulted in a change of control of the CNEHE. Upon completion of the Exchange and the related share issuance, CNEH has a total of 19,989,080 shares issued and outstanding, of which 18,700,000, or approximately 94%, are owned by persons who were previously stockholders of Hong Xiang. The Exchange has been treated as a reverse takeover with HXP as the accounting acquiree and CNEH as the accounting acquirer. Accordingly, the purchase method under reverse merger accounting has been applied except that no goodwill is recorded on the consolidated balance sheet.

The consolidated financial statements are issued under the name of the legal parent, DCHO, but are a continuation of the financial statements of HXP. The
                                                                             ---
comparative  figures  are  those  of  HXP.
-----------------------------------------

In addition to completion of the Exchange, on April 30, 2004, the DCHO executed a Distribution Agreement with its wholly-owned subsidiary, Jump'n Jax, a Utah corporation ("Jump'n Jax, Inc.") pursuant to which the Company agreed to distribute all of the outstanding shares of Jump'n Jax, Inc., as a dividend to the shareholders of record of the DCHO as of March 8, 2004. Under the Distribution Agreement, the effective date of the dividend was also April 30, 2004.

3.  DESCRIPTION  OF  BUSINESS

HXP is the parent company of Hong Xiang Petroleum Technology Company (HXPT), a company established in the People's Republic of China ("the PRC") with limited liability. HXPT owns entirely the shareholding of an independent company, Hong Xiang Petroleum Qianan Exploration Company (HXPQ), a PRC incorporated company with limited liability engaged in the development and production of crude oil in Jilin oil region, the PRC.

Subsequent to the Production Sharing Contract (PSC) entered by the non-operating interest owner (the "Head Lessee") and the Jinlin Division Company of PetroChina Limited in December 2002, HXPQ entered another Production Sharing Contract (the "Contract") with the Head Lessee in respect of the development right of the proven Qian 112 Zone (the "Zone") in Jinlin oil region for 20 years (the "Contract Period"), in similar terms and conditions of the PSC.

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

Concentration  of  credit  risk

HXPQ solely sells the oil to its non-operating interest owner. HXPQ has not experienced significant credit risk and is not aware of any significant uncollectible accounts. The carrying amount of cash and cash equivalents represents the Company's maximum exposure to credit risk in relation to financial assets.

Cash  and  cash  equivalents

Cash and cash equivalents include all demand deposits and cash with original maturities of three months or less.

Materials  and  supplies

Inventories, consisting primarily of tubular goods and oil field materials and supplies, are stated at cost or market, cost being determined by the average cost method.

Oil  and  gas  properties

HXPQ follows the full cost method of accounting for oil and gas properties. According, all costs associated with acquisition of development rights, and development of oil reserves, including directly related overhead costs, is capitalized.

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

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

Deferred  expenditure

The Deferred expenditure was inccurred in April 2003. HXPQ signed a complementary agreement with SongYuan YuQiao Petroleum & Gas Development Co., Ltd in March 5, 2003. HXPQ agreed to pay the transfer fee of the Qian 112 Zone. The total amount of transfer fee was 6 million RMB, which would be paid by two times. HXP treated the transfer fee as a deferred expenditure according to the advice from auditor in December 2003. It should be depreciated in 10 years.

Foreign  currency  translation  and  transactions

HXPQ uses China Renminbi ("RMB") as the functional currency, which is not freely convertible into foreign currencies. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People's Bank of China ("the PBOC"). Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars ("US$") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income - foreign currency translation adjustments' Gains and losses resulting from currency transactions are included in other comprehensive income (expenses). Foreign currency translation adjustment was not material.

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

5.  RELATED  PARTY  TRANSACTIONS

All the amounts due to non-operating interest owner and a director are interest-free, unsecured and have no fixed terms of repayment.

6.  INCOME  TAXES

The standard enterprise income tax rate in the PRC is 33%. HXPQ's provision for income taxes as of September 30, 2004 is detailed as follows:


                                            US$
                     Current              8,378
                     Deferred           131,279
                                        -------
                                        139,657
                                        -------


7.  COMMON  STOCK  ISSURANCES

      During the nine months ended September 30, 2004, the Company issued 90,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.11 per share, yielding an aggregate value of $99, 900. The expense of the services was charged to operations in the accompany financial statements.

8.       RESERVES

Pursuant to the PRC regulations and the Company's Articles of Association, HXPQ is required to transfer 10% and 5% of its net profit, as determined under the PRC accounting regulations, to statutory reserve fund until the fund aggregates to 50% of HXPQ's registered capital and to the statutory welfare fund respectively. The transfer to this reserve must be made before profit distribution to equity holders.

The statutory reserve fund shall only be used to make good previous years' losses to expand HXPQ's production operations, or to increase the capital of HXPQ. Upon approval by a resolution of equity holders' general meeting, HXP may convert its statutory reserve fund into paid-up capital in proportion to the existing paid-up capital holding, provided that the balance of the reserve fund after such conversion is not less than 25% of the registered capital.

The statutory welfare fund can only be used to provide common facilities, of which HXP retains the titles, and other collective benefits to HXPQ's employees. This fund is non-distributable than in liquidation.

As of September 30, 2004, HXPQ had no distributable reserve under the PRC accounting regulations and there were no appropriation to the statutory funds during the period.

9.      DEFINED  CONTRIBUTION  PLAN

HXPQ provides defined contribution plan based on local laws and regulations for all qualified employees in the PRC. The PRC government is responsible for the pension liabilities to these retired employees. HXPQ is required to make annual contributions to the government-regulated pension at 21% of the employees' basic salaries. HXPQ's contributions to defined contributions plans are charged to expenses in the year to which they relate.


ITEM  2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

RESULTS  OF  OPERATIONS

For the 3 months and 9 months ended September 30, 2004, we had gross revenues of $337,858 and $1,138,095, respectively. The Company had a net loss of ($74,392) for the 3 months ended September 30, 2004, and net income of $74,912 for the 9 months ended September 30, 2004. For the period ended September 30, 2003, we had gross revenues of $179,484 and net income of $11,844. However, no meaningful comparison can be made between the results of operations for the periods ended September 30, 2003 and September 30, 2004, because we did not commence its oil and gas operations until April 1, 2003, and as of September 30, 2003, had only been operational for five months.

We expect gross revenue and net income to continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as a result of placing additional wells into production.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the 9 months ended September 30, 2004, we had net income from operations of $74,912 and also received $482,699 in new capital investments. However, during this period, cash used in operations was $479,376 and we had capital expenditures of $10,087 for purchases and development of properties and equipment and for construction in progress. As a result, as of September 30, 2004, we had cash on hand of $935, as compared to cash on hand of $19,471 as of September 30, 2003.

Management plans to rely on net cash from operations to maintain its current level of operations and to fund a gradual increase in the level of operations throughout the remainder of 2004. Although management currently anticipates that substantially all cash generated form operations will be used to fund current operations and for purposes of drilling new wells and seeking to place additional wells into service, management believes we have adequate cash resources on hand for those purposes. However, management also hopes raise additional capital which will enable us to expand operations more rapidly by drilling more new wells on its current property as well as by seeking to acquire interests in additional properties and drill new wells on those properties.

Management is currently considering the options which may be available for the purpose of raising additional working capital. These may include debt financing as well as the potential for either private or public offering and sale of our securities. However, there is no assurance that we will be able to raise additional working capital for such purposes.

OUTLOOK

During the remainder of 2004, we plans to focus its efforts on drilling and completion of additional wells on its property in the Qian 112 zone in the Jinlin Oil region, as well as on raising the capital necessary to acquire interests in additional properties. Management believes that our gross revenues will continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as the number of producing wells increases. However, Management also expects our expenses to increase as a result of using substantially all of the cash flow generated from operations to drill additional wells.

ITEM  3.

CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls
     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer ("CEO") and Chief Financial Officer Wang Hong Jun. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d?4(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d?4(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d?4(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.? Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States
..
Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Scope of the Evaluation

     The  CEO  and  CFO's  evaluation  of  our  Disclosure Controls and Internal
Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections

PART  II  -  OTHER  INFORMATION


ITEM  1.

LEGAL  PROCEEDINGS

None.

ITEM  2.

CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.

OTHER  INFORMATION

None

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

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

(b)  Reports  on  8-K
None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA  NORTH  EAST  PETROLEUM  HOLDINGS  LIMITED

By  /s/
Wang  Hong  Jun

Chief  Executive  Officer

By  /s/
Wang  Hong  Jun

Chief  Financial  Officer