Form 10KSB
period 2004-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2005-05-18
CIK 787251

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 033-02441-D

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

5237 Farago Ave., Temple City, CA 91780
(Address of principal executive offices)

(626) 448-7637
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

$0.001 Par Value Common Voting Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $1,430,680

As of April 12, 2005, there were 18,274,080 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.49 reported by brokers) held by non-affiliates was approximately $2,356,939.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

Number of shares of common stock outstanding as of April 12, 2005: 18,274,080

Number of shares of preferred stock outstanding as of April 12, 2005: -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business

OVERVIEW

We were incorporated in the State of Nevada on August 20, 1999 under the name of Draco Holding Corporation. On March 29, 2004, we executed an Agreement for Share Exchange with Hong Xiang Petroleum Group Limited, a corporation organized and existing under the laws of the British Virgin Islands ("Hong Xiang"), and the individual shareholders owning 100% of the outstanding common shares of Hong Xiang (the "Hong Xiang Shareholders"). Pursuant to the Agreement for Share Exchange, we issued 18,700,000 shares of our common stock to the Hong Xiang Shareholders in exchange for all of the shares of capital stock of Hong Xiang owned by the Hong Xiang Shareholders at closing, and Hong Xiang became our wholly-owned subsidiary.

On June 28, 2004, we changed our name to China North East Petroleum Holdings Ltd. Since the completion of the reverse merger, we have been engaged in the extraction and production of crude oil in Jilin Province, People's Republic of China, through Harbin Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of Hong Xiang organized and existing under the laws of the People’s Republic of China. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located at 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) signed between and among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and us, we have the right to explore and pump oil at Qian’an 112 and take responsibility for well logging, drill-stem testing and core sampling. PetroChina will take 20% of our output in the first ten years and then 40% of our output until the end of the Contract; and Yu Qiao will take 2% of our output as a management fee for managing the process of oil production.

DESCRIPTION OF BUSINESS

Qian’an 112 is part of Qian’an Oil Field, which was discovered after an earthquake in 1959. The large scale commercial drilling at Qian’an Oil Field started in 1986; meanwhile, 170.5 square kilometers proved to be an oil-bearing area, of which 119 square kilometers were undeveloped. As reported in geological research prepared by the Geological Research Team of Jilin Petroleum Group, Qian’an 112 covers 20.7 square kilometers, of which 10.9 square kilometers proved to be an oil-bearing area. The geological reserve is 5.14 million tons in this area, of which there is an oil reserve of 3.55 million tons. The thickness of crust increases from 350 meters to 410 meters, inclining from the west to the east. The oil is found from 1,600 meters to 2,075 meters below sea level.

We recently completed the construction of 20 oil wells. There are 5 traditional sucker-rod pumping machines and 2 mobile sucker-rod pumping machines in operation. Since the oil reserve level may vary in different oil wells, the combination of these two pumping machines allows us to increase the efficiency in pumping. We plan to pump approximately 0.9 million tons in total at Qian’an 112 within the 19-year production cycle and complete the construction of 102 oil wells within the first four years. The projected output within the production cycle is shown as follows:

In the chart above, the peak is at the third quarter of the fourth year, which is approximately 90,000 tons in production. All crude oil is currently sold to Jilin Refinery of PetroChina, four kilometers away from the pumping site. The short distance allows us to control storage and delivery costs efficiently. The selling price is referred to the FOB price at the first day of each month in Singapore crude oil markets.

MARKETING

As shown in the graph below, the consumption of crude oil grew rapidly in the 20th century in China. During the 1990’s, compared to the annual growth rate of 1.67% in production, the annual growth rate in China’s crude oil consumption was 5.77%. The report from BP PLC also indicated that the demand for crude oil in China was 245.7 million tons in 2002, an increase of 5.8% from 2001.

Currently, China is the second largest energy consumer in the world, after the United States. The huge demand for crude oil in China resulted from economic growth and industrial development, which are expected to continue at an increasing rate in the next ten years. The booming economic environment attracts international manufacturers to set up production facilities in China for lower labor costs and operational expenses. Meanwhile, the fast growth in the Chinese automobile market is another significant factor affecting crude oil demand. It is reported that China's automobile manufacturing output amounted to 2,095,700 from January to November 2004, up 15% over the same period last year. Thus, the upward trend of crude oil consumption is expected to continue for at least the next five years in China.

COMPETITION

The energy and petroleum industries are highly competitive. There is competition within the industries and also with other industries to supply the energy, fuel and chemical needs of industrial and individual consumers. Currently, all of our output is sold to Jilin Refinery of PetroChina; however, if the relationship with Jilin Refinery of PetroChina is terminated, we will encounter competition with other firms for the sale or purchase of various goods or services in many national and international markets and employ all methods of competition which are lawful and appropriate for such purposes. A key component of our competitive position is our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.

EMPLOYEES

We currently employ 66 staff members, of which 16 are in management and 50 are site workers. All employees are located in North China. Most of them are highly educated, including senior engineers and specialists with bachelors or masters degrees.

REGULATION

    We are subject to the environmental laws and regulations of the jurisdictions in which we carry on our business. Existing or future laws and regulations could have a significant impact on the exploration and development of natural resources by us. However, to date, we have not been required to spend any material amounts for environmental control facilities. The Chinese government strictly monitors compliance with these laws but compliance therewith has not had any adverse impact on our operations or our financial resources.

ADDITIONAL FINANCINGS

    The estimated capital investment required to fully develop Qian’an 112 is approximately $23 million. If we raise the funds through issuance of equity-related or debt securities, such securities may have rights to obtain our common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these financial instruments. We cannot be certain that additional financing will be available when required or at all. If we raise capital successfully, we will seek to acquire additional extraction rights in other portions of the Qian’an Field or in other newly discovered fields.

Item 2. Properties

We currently own no real property. We lease our office and land spaces from third parties under two operating leases which expire on March 5, 2005 and September 20, 2023, respectively. The office is approximately 2,700 ft2 and located at 3rd. Floor, No. 3385, Qing Nian Street, Song Yuan City, Jilin, PRC. The land is approximately 54,000 ft2 and located at Qian'an County, Song Yuan City, Jilin, PRC, which is basically for our warehouse, dormitories and garage, etc.

We have an Office Purchase Contract, effective on July 1st, 2005, pursuant to which we will own an office at Qing Nian Da Jie, Zhan Jiang Road, Song Yuan City, Jilin, PRC with the total area of 7,750 ft2. We will continue our operation in the old office until we move in the new office.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the fourth quarter.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
The principal market in which the common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for our common stock each quarter in 2004 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from brokers who make a market in our securities.

	Bid
Quarter Ended	Low	High

03/31/04	2.95	2.95
06/30/04	1.35	1.35
09/30/04	.51	.51
12/31/04	.40	.40

(b)	Holders. The approximate number of holders of record of our Common Stock as of April 12, 2005 was 124.

(c)	We have not paid dividends from inception to date and do not currently intend to do so.

Penny Stock Characterization

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

We have no outstanding options and no outstanding warrants.

Item 6. Management’s Discussion and Analysis

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

INTRODUCTION

We were incorporated in the State of Nevada on August 20, 1999 under the name of Draco Holding Corporation. On March 29, 2004, we executed an Agreement for Share Exchange with Hong Xiang Petroleum Group Limited, a corporation organized and existing under the laws of British Virgin Islands ("Hong Xiang"), and the individual shareholders of Hong Xiang owning 100% of the outstanding common shares of Hong Xiang (the "Hong Xiang Shareholders"), pursuant to which we issued the Hong Xiang Shareholders 18,700,000 shares of our common stock in exchange of all of the shares of capital stock of Hong Xiang owned by the Hong Xiang shareholders at closing, and Hong Xiang became our wholly-owned subsidiary.

Since the completion of the reverse merger, we have been engaged in the extraction and production of crude oil in Jilin Province of the People's Republic of China. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located at 9 km southwest of Qian’an City with a total exploration area of 20.7 km2. We currently complete the construction of 20 oil wells. There are 5 traditional sucker-rod pumping machines and 2 mobile sucker-rod pumping machines in operation. We plan to pump approximately 0.9 million tons in total at Qian’an 112 within the 19-year production cycle and complete the construction of 102 oil wells within the first 4 years.

Selected financial data
	Year Ended December 31
	2004	2003

Net Revenue	$1,430,680	$868,194
Net Income	69,664	301,540
Net Income per Common Share	0.004	.02
Weighted Average
Common Shares Outstanding	19,539,791	18,700,000

As of December 31,	As of December 31,
	2004	2003

Total Assets	$5,070,975	$5,136,405
Working Capital Deficiency	(4,338,912)	(4,082,633)
Shareholders’ Equity (Deficit)	708,221	906,340

** Less than $.01

No dividends have been declared or paid for any of the periods presented.

Results of Operations

For the years ended December 31, 2004 and 2003.

Revenue.

    There was sales revenue of $1,430,680 for the year ended December 31, 2004, versus sales revenue of $868,194 for the same period ended in 2003. The difference was attributable to the fact that business operations did not significantly commence until the year 2003 and 2004 included a full year of operations. Furthermore, our revenue is dominated by the market price of crude oil; we cannot assure our revenue will be on the same level even if we have a stable output in the future.

Cost of Sales.

    There was cost of sales of $446,196 for the year ended December 31, 2004, versus cost of sales of $306,855 for the same period ended in 2003. The increase in the cost of sales in 2004 was due to business operations did not significantly commence until the year 2003 and 2004 included a full year of operations. Cost of sales as a percentage of sales was 31% in 2004 and was 35% in 2003. The cost of sales as percentages of sales were almost the same in these two years was due to our simple product line. The percentage met our expectation and we believed we were able to keep the percentage around 30% in the future because we had short-distance delivery which was good for us to control the storage and delivery cost.

Expenses.

    Operating expenses for the year ended December 31, 2004 increased to $538,545 from $111,554 in the same period in 2003. An increase of $426,991 in general and administrative expenses in 2004 was due primarily to the increases in professional fees, which included audit fee of $50,000 and consulting fee of $325,262, as 2004 began the first full year of our operations.

Income / Losses.

    We had a net income of $69,664, or $0.004 per common share, for year ended December 31, 2004, versus net income of $301,540, or $.02 per common share, for the same period ended in 2003. The substantial decrease of $231,876 in net income in 2004 was due primarily to the increase in professional and consulting fees paid.

Impact of Inflation.

    We believe that inflation has had a negative impact on our results of operations since inception. Until we are able to significantly sell products and generate revenue we will be unable to pass on inflationary increases in our expenses through increases in revenue.

Liquidity and Capital Resources.

    On December 31, 2004, we had cash of $787 and working capital deficit of $4,338,912. The working capital deficit was due primarily to the other payable and accrued liabilities of $1,165,389, the payment to director and stockholder loan of 2,356,529, partially offset by the other receivable and prepaid expense of $23,055.

    On December 31, 2003, we had cash of $7,699 and working capital deficit of $4,082,633. The working capital deficit was due primarily to the payment to director and non-operating owner, which was $1,263,862 and $2,246,039, respectively. And, we were lack of current asset in 2003 due to the inception from April 2003.

Net cash flows provided by operating activities were $1,779,309 for the year ended December 31, 2004 as compared with net cash flows provided by operating activities of $399,862 for the same period in 2003. The increase in cash provided by operations was primarily attributable to the increase in other payables and accrued liabilities for the 2004 period.

Net cash flows used in investing activities were $128,049 for the year ended December 31, 2004 as compared with net cash flows used in investing activities of $780,004 for the same period in 2003. The cash flows used in investment in these two years were primarily attributable to the purchases of oil and gas properties and fixed assets. The decrease in cash used in investment in 2004 was due to the big investment for initial set up in 2003.

    Net cash flows used in financing activities were $1,658,172 for the year ended December 31, 2004 as compared with net cash flows provided by financing activities of $387,841 for the same period in 2003. The increase in cash used in financing activities was primarily attributable to payment to non-operating interest owner of $2,246,039, decrease in additional paid-in capital of $359,900, offset by due to a director of $1,092,667 for the 2004 period.

    Overall, the estimated capital investment required to fully develop Qian’an 112 is approximately $23 million. If we raise the funds through issuance of equity related or debt securities, such securities may have rights to obtain our common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these financial instruments. We cannot be certain that additional financing will be available when required or at all. If we raise capital successfully, we will seek to acquire additional extraction rights in other portions of the Qian’an Field or in other newly discovered fields. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Item 7. Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES

CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of December 31, 2004	2

Statements of Operations for the year ended December 31, 2004 (Consolidated) and
for the period from April 1, 2003 (Inception) to December 31, 2003	3

Statements of Stockholders’ Equity for the year ended December 31, 2004 (Consolidated) and
for the period from April 1, 2003 (Inception) to December 31, 2003	4

Statements of Cash Flows for the year ended December 31, 2004 (Consolidated) and
for the period from April 1, 2003 (Inception) to December 31, 2003	5

Notes to Consolidated Financial Statements as of December 31, 2004	6 - 14

13

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China North East Petroleum Holdings Limited (Previously Draco Holding Corporation) and Subsidiaries

We have audited the accompanying consolidated balance sheet of China North East Petroleum Holdings Limited (Previously Draco Holding Corporation) and subsidiaries as of December 31, 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2004 (Consolidated) and for the period from April 1, 2003 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China North East Petroleum Holdings Limited (Previously Draco Holding Corporation) and subsidiaries, as of December 31, 2004 (Consolidated), and the results of its operations and its cash flows for the year ended December 31, 2004 (Consolidated) and for the period from April 1, 2003 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ JIMMY C.H. CHEUNG & CO
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: May 11, 2005

304 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

14

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004

The accompanying notes are an integral part of these financial statements

15

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004 (CONSOLIDATED)
AND FOR THE PERIOD FROM APRIL 1, 2003 (INCEPTION)
TO DECEMBER 31, 2003

The accompanying notes are an integral part of these financial statement

16

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004 (CONSOLIDATED)
AND FOR THE PERIOD FROM APRIL 1, 2003 (INCEPTION)
TO DECEMBER 31, 2003

The accompanying notes are an integral part of these financial statements

17

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004 (CONSOLIDATED)
AND FOR THE PERIOD FROM APRIL 1, 2003 (INCEPTION)
TO DECEMBER 31, 2003

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco is authorized to issue 20,000,000 shares of common stock of $0.001 par value. On June 28, 2004, the Articles of Incorporation were amended to change the name of the Company to China North East Petroleum Holdings Limited and increase its authorized shares of common stock from 20,000,000 to 50,000,000.

Hong Xiang Petroleum Group Limited ("Hong Xiang Petroleum Group") was incorporated in the British Virgin Islands (“BVI”) on August 28, 2003.

On December 5, 2003, Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”) was incorporated in the People’s Republic of China (“PRC”) as a limited liability company with a registered capital of $484,000. Hong Xiang Technical provides technical advisory services to oil and gas exploration companies in the PRC.

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), a limited liability company incorporated on April 1, 2003 in the PRC with a registered capital of $604,800.

Hong Xiang Oil Development is engaged in the exploration and production of crude oil in Jilin Oil Region, the PRC. Subsequent to the Cooperative Exploration Contract entered by the non-operating interest owner and Jilin Office, PetroChina Group (“Sub-Owner”) in December 2002, Hong Xiang Oil Development entered into another Cooperative Exploration Contract (the “Contract”) with the non-operating interest owner in respect of the development rights to the proven reserves in the Qian’an Oil Field Zone 112 (the “Zone”) in Jilin Oil Region for 20 years (the “Contract Period”).

In accordance with the Contract, Hong Xiang Oil Development was responsible to provide working capital and developing the Zone.  Production from the Zone is shared in the following manner:-

The acquisition of Hong Xiang Oil Development by Hong Xiang Technical has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical shareholders and share common management. The financial statements have been prepared as if the reorganization had occurred retroactively.

On March 29, 2004, Draco executed a Plan of Exchange (“the Agreement”) with all the shareholders of Hong Xiang Petroleum Group to exchange 18,700,000 shares of common stock of Draco for 100% of the outstanding shares of Hong Xiang Petroleum Group.

The Agreement was consummated on April 30, 2004. As a result of the Agreement, the exchange of shares with Hong Xiang Petroleum Group have been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Hong Xiang Petroleum Group obtained control of the consolidated entity (“North East Petroleum”). Accordingly, the merger of North East Petroleum and Hong Xiang Petroleum Group has been recorded as a recapitalization by Hong Xiang Petroleum Group, with Hong Xiang Petroleum Group being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. North East Petroleum, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development are hereafter referred to as (“the Company”).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A) Organization (Continued)

Accordingly, the financial statements include the following:

a)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost; and

b)	The statements of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

The financial statements of the acquiree are not significant. Therefore, no pro forma financial statements are submitted.

In addition to completion of the Exchange, on April 30, 2004, Draco executed a Distribution Agreement with its wholly-owned subsidiary, Jump’n Jax, Inc., a Utah corporation (“Jump’n Jax”) pursuant to which the Company agreed to distribute all of the outstanding shares of Jump’n Jax as a dividend to the shareholders of record of Draco as of March 8, 2004. Under the Distribution Agreement, the effective date of dividend was also April 30, 2004.

(B)	Principles of consolidation

The accompanying consolidated financial statements include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development. All significant inter-company accounts and transactions have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Oil and gas properties

The Company follows the full cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition of development rights, and development of oil reserves, including directly related overhead costs, are capitalized.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(E)	Oil and gas properties (Continued)

Sales of portion of development rights and other proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of oil and gas properties other than the development rights are accounted for as adjustments of capitalized costs with no loss recognized.

(F)	Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives of four to ten years

(G)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash follows related to the long-lived assets.

(H)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(I)	Revenue recognition

The Company recognizes revenue upon the delivery of its share of crude oil extracted to the Sub-Owner at which time title passes to the Sub-Owner, there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

(J)	Management fee

In connection with the arrangement of production activities, the Company pays a management fee of 2 percent on sales to the non-operating interest owner, which is debited to income as incurred.

The management fee expenses for 2004 and 2003 were $28,614 and $17,364 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company’s applicable tax rate has been 33%. The income tax expenses for 2004 and 2003 were $283,179 and $148,495 respectively.

(L)	Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for year ended December 31, 2004 and period from April 1, 2003 (inception) to December 31, 2003.

(M)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Cumulative translation adjustment amounts were insignificant at and for year ended December 31, 2004 and period from April 1, 2003 (inception) to December 31, 2003.

(N)	Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were diluted. There are no potentially dilutive securities for 2004 and 2003.

(O)	Segments

The Company operates in only one segment. Thereafter segment disclosure is not presented.

(P)	Environmental costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the oil and gas industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, the management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(Q)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

2. OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at December 31, 2004:

Depreciation expenses for the year ended December 31, 2004 and period from April 1, 2003 (inception) to December 31, 2003 were $39,136 and $28,645 respectively.

3. FIXED ASSETS

The following is a summary of fixed assets at December 31, 2004:

Depreciation expenses for the year ended December 31, 2004 and period from April 1, 2003 (inception) to December 31, 2003 were $30,753 and $9,523 respectively.

4. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2004 consist of the following:

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

5. COMMITMENTS AND CONTINGENCIES

(A) Employee benefits

  The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $10,199 and $10,013 for the year ended December 31, 2004 and period from April 1, 2003 (inception) to December 31, 2003, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments
The Company leases office and land spaces from third parties under two operating leases which expire on March 5, 2005 and September 20, 2023 at annual rental of $6,039 and $151 respectively.

As at December 31, 2004, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

6. SHAREHOLDERS’ EQUITY

(A) Stock issuances

On March 29, 2004, the Company executed a Plan of Exchange pursuant to which the Company agreed to issue 18,700,000 new shares of common stock to the shareholders of Hong Xiang Petroleum Group in exchange for 100% of registered capital of Hong Xiang Petroleum Group. The Plan of Exchange was consummated on April 30, 2004.

During 2004, North East Petroleum issued 1,199,080 shares of common stock for the recapitalization with Hong Xiang Petroleum Group (see Note 1).

During 2004, the Company issued 90,000 and 100,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.11 and $0.45 per share respectively, yielding an aggregate value of $99,900 and 45,000 respectively. The expense of the services was charged to operations in the accompanying financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

6. SHAREHOLDERS’ EQUITY (Continued)

(B)	Appropriated retained earnings

The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2004 and 2003, the Company appropriated $10,450 and $0, respectively to the reserves funds based on its net income under the PRC GAAP.

7. RELATED PARTY TRANSACTIONS

A director and stockholder had advanced funds totaling $2,356,529 to the Company as of December 31, 2004 as unsecured loan, accruing interest at rate of 6% per annum. The advances are payable upon demand. Total interest expense payable to the director and stockholder amounted to $92,117 and $0 for the year ended December 31, 2004 and period from April 1, 2003 (inception) to December 31, 2003, respectively.

8. CONCENTRATIONS AND RISKS

During 2004 and 2003, 100% of the Company’s assets were located in China.

The Company relied on one PRC customer for 100% of its revenue in 2004 and 2003.

9. SUBSEQUENT EVENTS

During 2005, the Company issued 900,000 shares of common stock for services with a fair value of $948,000 and 2,715,000 shares of common stock were cancelled and returned to Treasury.

10. SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

A.	Capitalized costs relating to oil and gas producing activities are as follows:

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

10. SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

B.	Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

C.	The results of operations for oil and gas producing activities are as follows:

D.	Estimated quantities of proved oil and gas reserves

The following table presents the Company’s estimate of its net proved crude oil reserves for the Contract Period as of December 31, 2004.  The Company’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those oil and gas of producing properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared by independent petroleum reserve engineers.

E.	Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The following disclosures concerning the standardized measure of future cash flows from proved crude oil reserves from continuing operations are presented in accordance with SFAS No. 69.  The standardized measure does not purport to represent the fair market value of the Company’s proved crude oil reserves.  An estimate of fair market value would also take into account, among other factors, the recovery of reserves not classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(PREVIOUSLY DRACO HOLDING CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

10. SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

E.	Standardized measure of discounted future net cash flows relating to proved oil and gas reserves (Continued)

Under the standardized measure, future cash inflows were estimated by applying period-end prices at December 31, 2004 adjusted for fixed and determinable escalations, to the estimated future production of period-end proved reserves.  Future cash inflows were reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows.  Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the tax basis of the properties.  Operating loss carry forwards, tax credits and permanent differences to the extent estimated to be available in the future were also considered in the future income tax calculations, thereby reducing the expected tax expense.

Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

Set forth below is the Standardized Measure relating to proved oil and gas reserves for:

F.	Changes in Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves

The following is an analysis of the changes in the Standardized Measure for continuing operations:

Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

On May 3, 2005, HJ & Associates, LLC, our previous auditors were officially terminated as auditor of record.

HJ & Associates, LLC's reports on our financial statements the years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that our audit report for the year ended December 31, 2003 and 2002 contained a going concern qualification because of HJ & Associates doubt about our ability to continue as a going concern. In connection with the audits for the fiscal years ended December 31, 2003 and 2002, there have been no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of HJ & Associates, LLC would have caused it to make reference to the subject matter of the disagreement in connection with our report on these financial statements for those periods.

We do not have an audit committee. On April 11, 2005, we finalized the documentation appointing Jimmy C.H. Cheung & Co., CPA as our independent auditors.

Prior to making the decision to retain Jimmy C.H. Cheung & Co., CPA, we have had no prior relationship with Jimmy C.H. Cheung & Co., CPA's or any of its members.

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Wei, Guo Ping (“CEO”) and by our President and Acting Principal Accounting Officer, Wang, Hong Jun, (“CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14(a)/15d-14(a) Certifications”). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers.

On November 10, 2004, Loo Pak Hong resigned as our Chief Executive Officer and Director, and Li Li Dong resigned as our Chief Financial Officer and Director. On December 22, 2004, Woo Chi Wai resigned as our secretary and Director. The names and ages of the remaining directors are set forth in the following table. These persons will serve until the next annual meeting of the stockholders (held in September of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Name	Age	Position

Wang, Hong Jun	33	President, and Director
Wei, Guo Ping	37	Chief Executive Officer and Director

The following is a summary of the business experience and other biographical information with respect to each of our officers and directors listed in the above-referenced table.

Wang Hong Jun

Mr. Wang was appointed as our Director in May of 2004, following completion of the share exchange transaction with Hong Xiang. Mr. Wang was appointed as our President in December of 2004. From 1985 to 1987, Mr. Wang was a Researcher for Tai Quin Petroleum Institute at Jilin Province, the PRC, specializing in petroleum exploration and production matters. From 1989 to 1992, he was a Researcher at the State Economy Faculty of Jilin University. From 1992 to 2003, Mr. Wang worked for Jilin Oil Field and Drilling Company as an Executive with the responsibility in overseeing the operation and coordinating various projects. From November 2003 to present, he has been the Vice President of Hong Xiang Petroleum Group Limited.

Wei, Guo Ping

Mr. Wei was appointed as our President and Director in May of 2004, following completion of the share exchange transaction with Hong Xiang. Mr. Wei was appointed as our Chief Executive Officer and resigned as our President in December of 2004. From April 1991 to March 1997, Mr. Wei was the Executive Officer for the Government Office of Heilongjiang Province where he was responsible for evaluation and approval of business projects. From March 1997 to March 2002, he was General Manager of Shui Tak Chemical Company Limited and was responsible for handling day-to-day operations and strategic planning. From November 2003 to present, he has been President of Hong Xiang Petroleum Group Limited. Mr. Wei has a Bachelor degree from the Heilongjiang Petrochemical Institute.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

There are no arrangements or understandings pursuant to which any were elected as officers.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of us. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, Our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only two (2) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We are presently working with its legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2004. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Wang, Hong Jun President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
Wei, Guo Ping Chief Executive Officer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of April 12, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2).

Title of Class	Name and Address	# of Shares	Current % Owned
Common	Wang, Hong Jun 5237 Farago Ave. Temple City, CA 91780	6,732,000	36.8%
Common	Wei, Guo Ping 5237 Farago Ave. Temple City, CA 91780	6,732,000	36.8%

Security Ownership of Officers and Directors (2).

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.
(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned

Title of Class	Name and Address	# of Shares	Current % Owned
Common	Wang, Hong Jun 5237 Farago Ave. Temple City, CA 91780	6,732,000	36.8%
Common	Wei, Guo Ping 5237 Farago Ave. Temple City, CA 91780	6,732,000	36.8%

Changes in Control.

On April 30, 2004, we completed a share exchange (the "Exchange") with the stockholders of Hong Xiang Petroleum Group Limited, a corporation organized and existing under the laws of British Virgin Islands, ("Hong Xiang") pursuant to the terms of an Agreement for Share Exchange, dated March 29, 2004. At the closing of the Exchange, we issued the Hong Xiang Shareholders 18,700,000 shares of our common stock, or 93.93% of our then outstanding common stock, in exchange of all of the shares of capital stock of Hong Xiang owned by the Hong Xiang shareholders, and Hong Xiang became our wholly-owned subsidiary.

In addition to completion of the Exchange, on April 30, 2004, we executed a Distribution Agreement with its wholly-owned subsidiary, Jump'n Jax, Inc., a Utah corporation ("Jump'n Jax, Inc.") pursuant to which we agreed to distribute all of the outstanding shares of Jump'n Jax, Inc., as a dividend to the shareholders in our record as of March 8, 2004. Under the Distribution Agreement, the effective date of the dividend was also April 30, 2004.

Therefore, we have undergone a change in the majority of our directors and, as a result, we have undergone a change of control of the Registrant within the meaning of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). However, since we are not registered under the Securities Exchange Act, there is no obligation for us to prepare and file with the Commission and mail to shareholders an Information Statement on Schedule 14F-1 with respect to such change of control.

Item 12. Certain Relationships and Related Transactions

On April 30, 2004, we issued 1,199,080 shares of common stock for the recapitalization with Hong Xiang Petroleum Group.

In 2004, we issued 90,000 and 100,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.11 and $0.45 per share respectively, yielding an aggregate value of $99,900 and 45,000 respectively. The expense of the services was charged to operations in the accompanying financial statements.

Item 13. Exhibits and Reports on Form 8-K

(a) Financial Statements

1. The following financial statements of China North East Petroleum Holdings Ltd. are included in Part II, Item 7:
Reports of Independent Registered Public Accounting Firm                                        F-1
Consolidated Balance Sheet - December 31, 2004                                                      F-2
Consolidated Statements of Operations - Year Ended December 31, 2004
and Period Ended April 1, 2003 (Inception) To December 31, 2003                        F-3
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2004
and Period Ended April 1, 2003 (Inception) To December 31, 2003                        F-4
Consolidated Statements of Cash Flows - Years Ended December 31, 2004
and Period Ended April 1, 2003 (Inception) To December 31, 2003                        F-5
Notes to Consolidated Financial Statements                                                                F-6-10

2. Exhibits

14.1. Code of Ethics
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

(b) Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated May 4, 2005, in order to report the changes in our certifying accountant.

Item 14. Principle Accounting Fees

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Jimmy C.H. Cheung & Co., CPA, our current independent auditor, for the audit of our annual financial statements for the years ended December 31, 2004 and 2003.

Year Ended December 31	2004

Audit Fees (1)	$50,000	(2)
Audit-Related Fees (3)	--
Tax Fees (4)	--
All Other Fees (5)	--
Total Accounting Fees and Services	$50,000
___________
(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Jimmy C.H. Cheung & Co., CPA in 2004 relate to the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Jimmy C.H. Cheung & Co., CPA after April of 2005 were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   China North East Petroleum Holdings Ltd.

Date: May 16, 2005    By: /s/ Wang, Hong Jun
                        Wang, Hong Jun
                        President