Form 10QSB
period 2005-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2005-06-17
CIK 787251

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

5237 Farago Ave., Temple City, CA 91780
(Address of principal executive offices)

(626) 448-7637
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of June 14, 2005: 18,274,080

Number of shares of preferred stock outstanding as of June 14, 2005: -0-

ITEM 1.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

CONTENTS

                                                 Pages
__________________________________________________________________________________________

Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)                                                               1
__________________________________________________________________________________________

Condensed Statements of Operations for the three months ended March 31, 2005 (Consolidated)
and 2004 (Unaudited)                                                                                                                                            2
__________________________________________________________________________________________

Condensed Statements of Cash Flows for the three months ended March 31, 2005 (Consolidated) and
2004 (Unaudited).                                                                                                                                                 3
__________________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements as of March 31, 2005 (Unaudited)                                     4 - 7
__________________________________________________________________________________________

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
 (CONSOLIDATED) AND 2004
(UNAUDITED)

The accompanying notes are an integral part of these financial statement

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
 (CONSOLIDATED) AND 2004
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 REVERSE MERGER

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements for 2005 (consolidated) and 2004 include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 USE OF ESTIMATES

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

NOTE 5 OIL AND GAS PROPERTIES

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

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

Abandonment of oil and gas properties other than the development rights are accounted for as adjustments of capitalized costs with no loss recognized

NOTE 6 EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were diluted. There are no potentially dilutive securities for 2005 and 2004.

NOTE 7 ENVIRONMENTAL COSTS

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

NOTE 8 SHAREHOLDERS’ EQUITY

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

During January 2005, a stockholder of the Company returned 2,715,000 shares of common stock to the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(UNAUDITED)

During February 2005, the Company issued 750,000 and 150,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.08 and $0.92 per share respectively, yielding an aggregate value of $810,000 and 138,000 respectively. The expense of the services was charged to operations in the accompanying financial statements.

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

During 2005 and 2004, the Company appropriated $49,969 and $0, respectively to the reserves funds based on its net income under the PRC GAAP.

NOTE 9  RELATED PARTY TRANSACTIONS

Two directors and stockholders had advanced funds totaling $2,174,524 to the Company as of June 30, 2004 as unsecured loan, accruing interest at rate of 6% per annum. The advances are payable upon demand. Total interest expense payable to the director and stockholder amounted to $34,442 and $0 for the three months ended March 31, 2005 and 2004 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OUR COMPANY

We were incorporated in the State of Nevada on August 20, 1999. Since 2004, we have been engaged in the extraction and production of crude oil in Jilin Province, People's Republic of China, through Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Limited, our wholly-owned subsidiary organized and existing under the laws of the People’s Republic of China. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located at 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) signed between and among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and us, we have the right to explore and pump oil at Qian’an 112 and take responsibility for well logging, drill-stem testing and core sampling. PetroChina will take 20% of our output in the first ten years and then 40% of our output until the end of the Contract; and Yu Qiao will take 2% of our output as a management fee for managing the process of oil production.

We are also seeking the opportunities to acquire additional extraction rights in other portions of the Qian’an Field or in other newly discovered fields.

Results of Operations.

Sales.
We recorded revenue of $351,113 for the three months ended March 31, 2005, versus sales revenue of $447,608 for the same period ended in 2004, a decrease of approximately $96,000 or 21%. Such decrease was a result of decreased drilling output in the first quarter of 2005. Some of the pipes and equipments were maintained periodically. Our limited capital investment restricted our ability to finish the maintenance in time, resulting approximately 10% of the drilling equipments stopped operating.

Cost of Sales.

Costs of sales for the three months ended March 31, 2005 were $24,509, or approximately 7% of sales, compared to $189,483, or approximately 42% of sales, for the same period ended in 2004. A decrease of approximately $160,000 or 87% was primarily the result of decreased cost of oil well drilling operation and decreased depreciation and amortization.

Oil well drilling operation costs from our producing properties for the three months ended March 31, 2005 were $7,652 compared to $164,403 for the three months ended March 31, 2004, a decrease of approximately $150,000 or 95%.  Such decrease was due to the construction of most oil wells done in 2004. The cost related to drilling operation was limited.

Depreciation, depletion, and amortization costs for the three months ended March 31, 2005 decreased to 7,861 from $12,540 for the three months ended March 31, 2004, a decrease of approximately $5,000 or 37%. Such decrease was due to the disposal of oil and gas properties in the first quarter of 2005.

We expect to keep cost of sales as a percentage of sales at a low level because we had short-distance delivery which was good for us to control the storage and delivery cost.

Expenses.

Operating expenses for the three months ended March 31, 2005 were $996,691, compared to $27,030 for the three months March 31, 2004, an increase of approximately $970,000.   The increase was due primarily to the costs of consulting fees, which amounted to $948,000 for the three months ended March 31, 2005.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We currently do not have any deferred tax assets.

Net Income / Loss

We had a net loss of $790,007, or $0.04 per common share, for the three months ended March 31, 2005, versus a net income of $153,358, or $0.01 per common share, for the same period ended March 31, 2004. The increase in net loss in the first quarter of 2005 was due primarily to the consulting fee of $948,000 for the three months ended March 31, 2005, versus no consulting fees for the same period ended in 2004.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Oil Pricing

Oil prices were near or above record levels for most of the first quarter.  Our oil prices are largely determined by oil prices in the world market.  Global supply and demand and geopolitical factors are the key determinants of oil prices.  The rapid growth of energy use in developing countries, most notably China, is driving a rapid increase in worldwide oil consumption.  Higher prices could result in reduced consumption and/or increasing supplies that could moderate the current high price levels.  Over the past several years oil has been an increasing part of our production mix.  As a result higher oil prices have contributed to the increased revenue from oil sales more than in the past, and we would suffer a greater impact if oil prices were to decrease.

Liquidity and Capital Resources.

On March 31, 2005, we had cash of $2,935 and working capital deficit of $3,950,390. The working capital deficit was due primarily to the other payable and accrued liabilities of $875,981, which was related to the management fee payable to Yu Qiao, and the director and stockholder loan of $2,174,524, which was related to our initial investment in oil and gas properties.

On March 31, 2004, we had cash of $7,936 and working capital deficit of $3,876,441. The working capital deficit was due primarily to the other payable and accrued liabilities of $1,769,439, which was attributable to the management fee payable to Yu Qiao, and the director and stockholder loan of $1,692,647 for the initial investment.

Net cash flows provided by operating activities were $2,148 for the three months ended March 31, 2005 as compared with net cash flows used in operating activities of $415,505 for the same period in 2004. The increase in cash provided by operations was primarily attributable to the increase in stocks issued for services and decrease in accounts payable and other payable for the first quarter of 2004.

Net cash flows provided by investing activities were $182,005 for the three months ended March 31, 2005 as compared with net cash flows used in investing activities of $13,043 for the same period in 2004. The cash flows provided by investment in the first quarter of 2005 were primarily attributable to the disposal of oil and gas properties. The cash flows used in investment in the first quarter of 2004 were due to the purchase of oil and gas properties.

      Net cash flows used in financing activities were $182,005 for the three months ended March 31, 2005 as compared with net cash flows provided by financing activities of $428,785 for the same period in 2004. The cash flows used in financing activities in the first quarter of 2005 were due primarily to the repayment to directors and stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer, Wei, Guo Ping (“CEO”) and by our President and Acting Principal Accounting Officer, Wang, Hong Jun, (“CFO”). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.
Conclusions

Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated May 4, 2005, in order to report the changes in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD. (Registrant)

Date: June 14, 2005	By:	/s/ Wang, Hong Jun
Wang, Hong Jun President