Form 10QSB
period 2005-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2005-08-15
CIK 787251

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

20337 Rimview Place, Walnut, CA 91789
(Address of principal executive offices)

(909) 468-2840
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 5, 2005: 18,274,080

Number of shares of preferred stock outstanding as of August 5, 2005: -0-

ITEM 1.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At June 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$116,103
Other receivables and prepaid expenses	193,849
Total Current Assets	309,952

OIL AND GAS PROPERTIES, NET	4,642,600

FIXED ASSETS, NET	197,280
TOTAL ASSETS	$5,149,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$408,917
Other payables and accrued liabilities	751,681
Due to directors and stockholders	2,380,700
Income tax payable	580,366
Total Current Liabilities	4,121,664

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized,
18,274,080 shares issued and outstanding	18,274
Additional paid-in capital	1,334,841
Retained earnings
Unappropriated	(380,755)
Appropriated	55,808
Total Stockholders' Equity	1,028,168
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,149,832

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months and six months ended June 30, 2005 and 2004(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2005	2004	2005	2004

REVENUE	$315,771	$352,377	$666,884	$799,985

COST OF SALES
Production cost	58,123	94,619	65,775	259,022
Management fees paid	6,425	7,048	13,338	16,000
Resource tax	1,674	2,593	3,757	6,181
Depreciation and amortization	5,602	11,609	13,463	24,149
Total cost of sales	71,824	115,869	96,333	305,352

GROSS PROFIT	243,947	236,508	570,551	494,633

OPERATING EXPENSES
General and administrative expenses	43,496	86,903	81,010	108,580
Professional fees	3,500	-	7,000	-
Consulting fee	-	180,362	948,000	180,362
Depreciation and amortization	7,676	5,852	15,353	11,205
Total Operating Expenses	54,672	273,117	1,051,363	300,147

INCOME (LOSS) FROM OPERATIONS	189,275	(36,609)	(480,812)	194,486

OTHER INCOME (EXPENSE)
Other expenses	-	28	-	(1,449)
Interest expense	(33,656)	(24,128)	(68,098)	(24,126)
Interest income	230	8	238	8
Profit on disposal of oil and gas properties	-	-	1,456	-
Total Other Expenses	(33,426)	(24,092)	(66,404)	(25,567)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	155,849	(60,701)	(547,216)	168,919

INCOME TAX EXPENSE	61,993	53,031	148,934	129,293

NET INCOME (LOSS)	$93,856	$(113,732)	$(696,150)	$39,626

Net income (loss) per share-basic and diluted	$0.01	$(0.01)	$(0.04)	$0.01

Weighted average number of shares outstanding during the period
basic and diluted	18,274,080	19,499,387	18,479,997	19,099,693

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(696,150)	$39,626
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Amortization of oil and gas properties	13,463	24,149
Depreciation of fixed assets	15,353	11,205
Profit on disposal of oil and gas properties	(1,456)	-
Stocks issued for services	948,000	-
Imputed interest expense	68,098	24,126
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(170,794)	(94,155)
Increase (decrease) in:
Accounts payable	(487)	(261,537)
Other payables and accrued liabilities	(413,707)	(455,698)
Deferred taxation	-	(131,493)
Income tax payable	148,934	260,544

Net cash (used in) operating activities	(88,746)	(583,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of oil and gas properties	182,005	-
Purchase of fixed assets	(2,114)	(13,043)

Net cash provided by (used in) investing activities	179,891	(13,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in additional paid-in capital	-	(504,874)
Due to a director and stockholder	24,171	1,141,452

Net cash provided by financing activities	24,171	636,578

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,316	40,303

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	787	7,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,103	$48,002

Supplemental disclosures of non cash financing activities:
Imputed interest on advances from directors and stockholders	$68,098	$24,126

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 REVERSE MERGER

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco is authorized to issue 20,000,000 shares of common stock of $0.001 par value. On June 28, 2004, the Articles of Incorporation were amended to change the name of the Company to China North East Petroleum Holdings Limited and its authorized shares of common stock was increased from 20,000,000 to 50,000,000. On July 21, 2005, the Definitive 14C was filed with the Securities and Exchange Commission to increase its authorized shares of common stock from 50,000,000 to 150,000,000. The corresponding Articles of Amendment is expected to be filed with the State of Secretary of Nevada on August 11, 2005.

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

Hong Xiang Oil Development is engaged in the exploration and production of crude oil in Jilin Oil Region, the PRC. Subsequent to the Cooperative Exploration Contract entered into by the non-operating interest owner and Jilin Office, PetroChina Group (“Sub-Owner”) in December 2002, Hong Xiang Oil Development entered into another Cooperative Exploration Contract (the “Contract”) with the non-operating interest owner in respect of the development rights to the proven reserves in the Qian’an Oil Field Zone 112 ("Qian'an 112") in Jilin Oil Region for 20 years (the “Contract Period”).

In accordance with the Contract, Hong Xiang Oil Development is responsible to provide working capital to develop the oil reserves in Qian'an 112.  Production from Qian'an 112 is shared in the following manner:-

Contract period	For Sub-Owner	For the Company

First 10 years	20%	80%
Remaining 10 years	40%	60%

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005
(UNAUDITED)

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

In addition to the completion of the Exchange, on April 30, 2004, Draco executed a Distribution Agreement with its wholly-owned subsidiary, Jump’n Jax, Inc., a Utah corporation (“Jump’n Jax”) pursuant to which the Company agreed to distribute all of the outstanding shares of Jump’n Jax as a dividend to the shareholders of record of Draco as of March 8, 2004. Under the Distribution Agreement, the effective date of the dividend distribution was also April 30, 2004.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2005 and 2004 include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005
(UNAUDITED)

NOTE 5 OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties.  Accordingly, all costs associated with the acquisition of development rights and development of oil reserves, including directly related overhead costs, are capitalized.

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

During 2004, North East Petroleum issued 1,199,080 shares of common stock for the recapitalization with Hong Xiang Petroleum Group (see Note 2).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005
(UNAUDITED)

During 2004, the Company issued 90,000 and 100,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.11 and $0.45 per share respectively, yielding an aggregate value of $99,900 and $45,000 respectively. The expense of the services was charged to operations in 2004.

During January 2005, a stockholder of the Company returned 2,715,000 shares of common stock to the Company.

During February 2005, the Company issued 750,000 and 150,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.08 and $0.92 per share respectively, yielding an aggregate value of $810,000 and $138,000 respectively. The expense of the services was charged to operations in the accompanying financial statements.

(B)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2005 and 2004, the Company appropriated $55,808 and $0, respectively to the reserve funds based on its net income under the PRC GAAP.

NOTE 9   RELATED PARTY TRANSACTIONS

Two directors and stockholders made interest free advances totaling $2,380,700 to the Company as of June 30, 2005 as unsecured loans. The advances are repayable upon demand. Total interest expense imputed at the rate of 6% per annum included in additional paid in capital amounted to $68,098 and $24,126 for the six months ended June 30, 2005 and 2004 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion contained in this Form 10-QSB contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed in this Form 10-QSB. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this Form 10-QSB.

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

Results of Operations.

Sales.
We recorded revenue of $315,771 and $666,884 for the three-month and six-month periods ended June 30, 2005, respectively, versus sales revenue of $352,377 and $799,985 for the same periods ended in 2004. The decrease in 2005 was a result of decreased drilling output in the six months of 2005. Some of the pipes and equipments were maintained periodically. Our limited capital investment restricted our ability to finish the maintenance in time, resulting approximately 10% of the drilling equipments stopped operating.

Cost of Sales.

Costs of sales for the three-month and six-month periods ended June 30, 2005 were $71,824 and $96,333, respectively, or approximately 22.7% and 14.4% of sales, respectively, compared to $115,869 and $305,352 for the same periods ended June 30, 2004. A decrease of approximately $209,019 or 68.5% in the six months of 2005 was due primarily the result of decreased cost of oil drilling operation and decreased depreciation and amortization charge.

Depreciation, depletion, and amortization costs for the three months and six months ended June 30, 2005 were $5,602 and $13,463, respectively, compared to $11,609 and $24,149 for the same periods ended June 30, 2004. The decrease in 2005 was due to the disposal of oil and gas properties in the first quarter of 2005.

We expect to keep cost of sales as a percentage of sales relatively low because we have short-distance delivery which enables for us to control production costs such as storage and delivery cost.

Expenses.

Operating expenses for the three months and six months ended June 30, 2005 were $54,672 and $1,051,363, respectively, compared to $273,117 and $300,147 for the same periods ended June 30, 2004. The increase during the six months of 2005 was due primarily to the costs of consulting fees, which amounted to $948,000.

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

Net Income / Loss

We had a net loss of $696,150, or $0.04 per common share, for the six months ended June 30, 2005, versus a net income of $39,626, or less than $0.01 per common share, for the same period ended June 30, 2004. The increase in net loss in the six months of 2005 was due primarily to the consulting fees of $948,000 and imputed interest expenses of $68,098 for the six months ended June 30, 2005, versus the consulting fees of $180,362 and imputed interest expenses of $24,126 for the same period ended in 2004.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Oil Pricing

Oil prices were near record levels for most of the six months of 2005.  Our oil prices are largely determined by oil prices in the world market.  Global supply and demand and geopolitical factors are the key determinants of oil prices.  The rapid growth of energy use in developing countries, most notably China, is driving a rapid increase in worldwide oil consumption.  Higher prices could result in reduced consumption and/or increasing supplies that could moderate the current high price levels.  Over the past several years oil has been an increasing part of our production mix.  As a result higher oil prices have contributed to the increased revenue from crude oil sales more than in the past, and we would suffer a greater impact if oil prices were to decrease.

Liquidity and Capital Resources.

On June 30, 2005, we had cash of $116,103 and working capital deficit of $3,811,712. The working capital deficit was due primarily to the other payable and accrued liabilities of $751,681, which was related to the management fee payable to Yu Qiao, and the director and stockholder loan of $2,380,700, which was related to our initial investment in oil and gas properties.

On June 30, 2004, we had cash of $48,002 and working capital deficit of $4,493,316. The working capital deficit was due primarily to the other payable and accrued liabilities of $1,792,466, which was attributable to the management fee payable to Yu Qiao, and the director and stockholder loan of $2,405,314 for the initial investment.

Net cash flows used in operating activities were $88,746 for the six months ended June 30, 2005 as compared with net cash flows used in operating activities of $583,232 for the same period in 2004. The decrease in cash used in operations was primarily attributable to the stocks issued for services in lieu of cash payments, none of deferred tax in the six months of 2005, partially offset by the increase in other receivables and prepaid expenses.

Net cash flows provided by investing activities were $179,891 for the six months ended June 30, 2005 as compared with net cash flows used in investing activities of $13,043 for the same period in 2004. The cash flows provided by investment in the six months of 2005 were primarily attributable to the disposal of oil and gas properties, offset by the purchase of fixed assets. The cash flows used in investment in the six months of 2004 were due to the purchase of oil and gas properties.

Net cash flows provided by financing activities were $24,171 for the six months ended June 30, 2005 as compared with net cash flows provided by financing activities of $636,578 for the same period in 2004. The cash flows provided by financing activities in the six months of 2005 and 2004 were due primarily to the further advances from directors and stockholders.

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

Critical Accounting Policies and Estimates

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see "Note 1 - Summary of significant account policies" in our financial statements and related notes on Form 10-K. Our critical accounting policies and estimates are as follows:

Revenue recognition

We recognize revenue upon the delivery of its share of crude oil extracted to the Sub-Owner at which time title passes to the Sub-Owner, there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives of four to ten years

Long-lived assets

We account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash follows related to the long-lived assets.

Management fee

In connection with the arrangement of production activities, we pay a management fee of 2 percent on sales to the non-operating interest owner, which is debited to income as incurred.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.
31.1 CEO Certification pursuant to Section 302
31.2 CFO Certification pursuant to Section 302
32.1 CEO Certification pursuant to Section 906
32.2 CFO Certification pursuant to Section 906

(b) Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated May 4, 2005, in order to report the changes in our certifying accountant.

(2)	We filed a current report on Form 8-K, dated July 1, 2005, in order to announce the appointment of Yu, Liguo to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD. (Registrant)

Date: August 15, 2005	By:	/s/ Wang, Hong Jun
Wang, Hong Jun President