Form 10QSB/A
period 2004-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2005-11-23
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-QSB/A
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the transition period from to

Commission file number 0-49846

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of incorporation or organization)	(IRS. Employer identification No.)
20337 Rimview Place, Walnut California	91789
(Address of principal executive offices)	(Zip code)

  909-468-2840

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2004: 19,908,822

INDEX TO FORM 10-QSB/A

Page No.
PART I

Item 1. Financial Statements - Unaudited

Condensed Consolidated Balance Sheet – June 30, 2004 (Unaudited and Restated)	4

Condensed Statements of Operations - Three Months and Six Months Ended June 30, 2004 (Consolidated) and Period From April 1, 2003 (Inception) to June 30, 2003 (Unaudited and Restated)	5

Condensed Statements of Cash Flows – Six Months Ended June 30, 2004 (Consolidated) and Period From April 1, 2003 (Inception) to June 30, 2003 (Unaudited and Restated)	6

Notes to Condensed Consolidated Financial Statements	7-13

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	14

Item 3. Controls and Procedures	15

PART II

Item 1. Legal Proceedings	15

Item 2. Changes in Securities	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

PART I

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, originally filed with the United States Securities and Exchange Commission (SEC) on August 19, 2004, is being filed for the purpose of restating our consolidated balance sheet as of June 30, 2004 and our consolidated statements of operations and statements of cash flows and related disclosures for the six months ended June 30, 2004. See Note 11 to the Consolidated Financial Statements for a discussion of the restatement.

This Amendment No. 1 on Form 10-QSB has not been updated for events occurring after the filing of the original Quarterly Report on Form 10-QSB on August 19, 2004, except to reflect the restatement as described above.

The information set forth in the Company’s Annual Report on Form 10-KSB reflects the information included in this restatement. Therefore, we have not amended our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The following selected consolidated financial data have been derived from our consolidated financial statements. All financial information set forth below reflects the restatement of our financial statements as discussed in Note 11 of the Notes to Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

Condensed Consolidated Balance Sheet
At June 30, 2004 (Unaudited and Restated)

ASSETS

CURRENT ASSETS	As Restated
Cash and cash equivalents	$48,002
Other receivables and prepaid expenses	234,110
Total Current Assets	282,112

OIL AND GAS PROPERTIES, NET	4,833,833

FIXED ASSETS, NET	124,702
TOTAL ASSETS	$5,240,647

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$300,102
Other payables and accrued liabilities	1,792,466
Due to directors and stockholders	2,405,314
Income tax payable	277,546
Total Current Liabilities	4,775,428

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized,
19,899,080 shares issued and outstanding	19,899
Additional paid-in capital	104,154
Retained earnings
Unappropriated	341,166
Total Stockholders' Equity	465,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,240,647

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Statements of Operations
For the three months and six months ended June 30, 2004 (Consolidated) and period from April 1,
2003 (Inception) to June 30, 2003 (Unaudited and Restated)

				Period from
				April 1, 2003
			Six months	(Inception) to
	Three months ended June 30,		ended June 30,	June 30,
	2004	2003	2004	2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

REVENUE	$352,377	$73,650	$799,985	$73,650

COST OF SALES
Production cost	94,619	11,806	259,022	11,806
Management fees paid	7,048	1,473	16,000	1,473
Resource tax	2,593	-	6,181	-
Depreciation and amortization	11,609	20	24,149	20
Total cost of sales	115,869	13,299	305,352	13,299

GROSS PROFIT	236,508	60,351	494,633	60,351

OPERATING EXPENSES
General and administrative expenses	86,903	34,803	108,580	34,803
Consulting fee	180,362	-	180,362	-
Depreciation and amortization	5,852	144	11,205	144
Total Operating Expenses	273,117	34,947	300,147	34,947

INCOME (LOSS) FROM OPERATIONS	(36,609)	25,404	194,486	25,404

OTHER INCOME (EXPENSE)
Other expenses	-	(4)	(1,449)	(4)
Interest expense	(24,128)	-	(24,126)	-
Interest income	8	-	8	-
Other income	28	23	-	23
Total Other Expenses	(24,092)	19	(25,567)	19

INCOME (LOSS) FROM OPERATIONS BEFORE TAX	(60,701)	25,423	168,919	25,423

INCOME TAX EXPENSE	53,031	8,382	129,293	8,382

NET INCOME (LOSS)	$(113,732)	$17,041	$39,626	$17,041

Net income (loss) per share-basic and diluted	$(0.01)	$0.00	$0.00	$0.00

Weighted average number of shares outstanding during the period
basic and diluted	19,499,387	18,700,000	19,099,693	18,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Statements of Cash Flows

For the six months ended June 30, 2004 (Consolidated) and period from April 1, 2003 (Inception)
to June 30, 2003 (Unaudited and Restated)

	2004
	(Consolidated)	2003
	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,626	$17,041
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Amortization of oil and gas properties	24,149	20
Depreciation of fixed assets	11,205	144
Imputed interest expense	24,126	-
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(94,155)	(319,642)
Increase (decrease) in:
Accounts payable	(261,537)	-
Other payables and accrued liabilities	(455,698)	1,292
Deferred taxation	(131,493)	-
Income tax payable	260,544	8,380

Net cash used in operating activities	(583,232)	(292,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(13,043)	(20,333)
Purchase of fixed assets	-	(3,169)

Net cash used in investing activities	(13,043)	(23,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	18,700
Decrease in additional paid-in capital	(504,874)	295,796
Due to a director and stockholder	1,141,452	14,516
Due from a director and stockholder	-	(121)

Net cash provided by financing activities	636,578	328,891

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,303	12,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,699	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,002	$12,624

Supplemental disclosures of non cash financing activities:
Imputed interest on advances from directors and stockholders	$24,126	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 1 - Basis Of Presentation

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and for the period from April 1, 2003 (Inception) to June 30, 2003, and cash flows for the six months ended June 30, 2004 and period from April 1, 2003 (Inception) to June 30, 2003. The results for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes included in the Company‘s Form 8-K/A.

Note 2 - Reverse Merger

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco was authorized to issue 20,000,000 shares of common stock of $0.001 par value. On June 28, 2004, the Articles of Incorporation were amended to change the name of the Company to China North East Petroleum Holdings Limited and its authorized shares of common stock was increased from 20,000,000 to 50,000,000.

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
AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 2 - Reverse Merger – Contd.

In accordance with the Contract, Hong Xiang Oil Development is responsible to provide working capital to develop the oil reserves in Qian'an 112. Production from Qian'an 112 is shared in the following manner:-

Contract period	For the Sub-Owner	For the Company

First 10 years	20%	80%
Remaining 10 years	40%	60%

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

In addition to the Exchange Agreement, on April 30, 2004, Draco executed a Distribution Agreement with its wholly-owned subsidiary, Jump’n Jax, Inc., a Utah corporation (“Jump’n Jax”) pursuant to which the Company agreed to distribute all of the outstanding shares of Jump’n Jax as a dividend to the shareholders of record of Draco as of March 8, 2004. Under the Distribution Agreement, the effective date of the dividend distribution was also April 30, 2004.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 3 - Principles Of Consolidation

The accompanying unaudited condensed consolidated financial statements for 2004 include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development.

The accompanying unaudited condensed consolidated financial statements for 2003 include the financial statements of North East Petroleum and its wholly-owned subsidiary Hong Xiang Oil Development as Hong Xiang Petroleum Group and Hong Xiang Technical have not yet existed during the third quarter of 2003.

All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 4 - Use Of Estimates

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

Note 5 - Oil And Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition of development rights and the development of oil reserves including directly related overhead costs, are capitalized.

Depreciation, depletion and amortization of capitalized costs, excluding properties with unproven oil reserves, are based on the unit-of-production methods based on proven reserves. Investments in properties with unproven oil reserves and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test”, which basically limits such costs to the aggregate of the “estimated present value”, discounted at a 10-percent interest rate of future net revenues from proven reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of properties with unproven oil reserves.

Sales of a portion of the development rights and properties with proven and unproven oil reserves are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized as income.

Abandonment of oil and gas properties other than the development rights are accounted for as adjustments to capitalized costs with no loss recognized.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 6 - Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were diluted. There are no potentially dilutive securities for the six months ended June 30, 2004 and for the period from April 1, 2003 (Inception) to June 30, 2003.

Note 7 - Environmental Costs

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

Note 8 - Shareholders’ Equity

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

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after- tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2004 and 2003, the Company has not appropriated to the reserve funds based on its net income under PRC GAAP.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 9 - Related Party Transactions

Two directors and stockholders made interest free advances totaling $2,405,314 to the Company as of June 30, 2004 as unsecured loans. The advances are repayable upon demand. Total interest expense imputed at the rate of 6% per annum included in additional paid in capital amounted to $24,126 for the six months ended June 30, 2004.

Note 10 - Concentrations And Risks

During 2004 and 2003, 100% of the Company's assets were located in China and 100% of the Company's revenues were derived from companies located in China.

Note 11 - Restatement Of Financial Statements

In May 2005, the Company's Board of Directors determined that the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 filed with the Securities and Exchange Commission on August 19, 2004 and December 2, 2004, respectively, contained certain material inaccuracies and should be restated. The Company’s Board of Directors determined that certain items on its balance sheet, including prepaid expenses, were materially overstated and that certain liabilities, including accounts payable were materially understated, and that other items on the balance sheets were incorrect. In addition, certain items on the Company’s Statement of Operations and Statements of Cash Flows for these periods were also incorrect. As a result, the Company incorrectly reported a net loss of $7,648 for the three months ended June 30, 2004 and net income of $243,750 for the six-months ended June 30, 2004. The Company’s management undertook an investigation to determine the source of the inaccuracies. However, due to the fact that the Company’s prior Chief Financial Officer responsible for these financial statements was no longer with the Company and the worksheets previously prepared by the former CFO were no longer available to the Company, the reason for these inaccuracies could not be determined. Management reconstructed the financial statements for the quarters ended June 30 and September 30, 2004 and the subsequent Quarterly Reports on Form 10-QSB for the periods ending June 30, 2005 and September 30, 2005, filed with the SEC on August 15, 2005 and November 23, 2005, respectively, reflected the corrected financial statements for these periods. In addition, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 was not affected by these prior inaccuracies.

As a result of the foregoing, the Company has restated its financial statements for the three- and six months ended June 30, 2004 and for the three- and nine-months ended September 30, 2004.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 11 - Restatement Of Financial Statements – Contd.

The changes to the financial statements as restated are as follows:

Condensed Consolidated Balance Sheet
At June 30, 2004 (Unaudited and Restated)

	June 30, 2004		December 31, 2003
		Previously		Previously
	Restated	Reported	Restated	Reported

Current assets	$282,112	$1,915,570	$147,432	$147,432
Oil and gas properties and fixed assets, net	4,958,535	4,139,413	4,988,973	4,988,973
Deferred expenditure	-	493,821	-	-
Total assets	5,240,647	6,548,804	5,136,405	5,136,405

Liabilities	4,775,428	4,902,456	4,230,065	4,230,065

Stockholders' equity
Common stock	19,899	-	19,899	-
Capital	-	-	-	604,800
Additional paid-in capital	104,154	1,109,748	584,901	-
Retained earnings	341,166	551,667	301,540	301,540
	465,219	1,661,415	906,340	906,340
Total liabilities and stockholders' equity	$5,240,647	$6,563,871	$5,136,405	$5,136,405

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004 (UNAUDITED AND RESTATED)

Note 11 - Restatement Of Financial Statements – Contd.

Condensed Statements of Operations
For the three months and six months ended June 30, 2004 (Consolidated)
and period from April 1, 2003 (Inception) to June 30, 2003 (Unaudited and Restated)

	Three months ended June 30, 2004		Six months ended June 30, 2004
		Previously		Previously
	Restated	Reported	Restated	Reported

Revenue	$352,377	$354,514	$799,985	$929,040
Cost of sales	115,869	97,090	305,352	161,817
Gross profit	236,508	257,424	494,633	767,223
Operating expenses	273,117	265,072	300,147	440,930
Income (loss) from operations	(36,609)	(7,648)	194,486	326,293
Other income (expenses)	(24,092)	-	(25,567)	-
Income before taxes	(60,701)	(7,648)	168,919	326,293
Income tax expenses	53,031	-	129,293	82,543
Net income (loss)	$(113,732)	$(7,648)	$39,626	$243,750
Net loss per share-basic and diluted	$(0.01)	$(0.00)	$0.00	$0.01
Weighted average number of shares outstanding during the year-basic and diluted	19,499,387	20,138,568	19,099,693	20,594,293

	Three months ended June 30, 2003		Period from April 1, 2003 (Inception) to June 30, 2003
		Previously		Previously
	Restated	Reported	Restated	Reported

Revenue	$73,650	$73,808	$73,650	$73,808
Cost of sales	13,299	11,832	13,299	11,832
Gross profit	60,351	61,976	60,351	61,976
Operating expenses	34,947	34,881	34,947	34,881
Income from operations	25,404	27,095	25,404	27,095
Other income (expenses)	19	-	19	-
Income before taxes	25,423	27,095	25,423	27,095
Income tax expenses	8,382	-	8,382	-
Net income (loss)	$17,041	$27,095	$17,041	$27,095
Net loss per share-basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding during the year-basic and diluted	18,700,000	19,908,822	18,700,000	19,908,822

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

For the three months and six months ended June 30, 2004, the Company had gross revenues of $352,377 and $799,985, respectively. The Company had a net loss of $113,732 for the three months ended June 30, 2004, and net income of $39,626 for the six months ended June 30, 2004. For the three months ended June 30, 2003, the Company had gross revenues of $73,650 and net income of $17,041. However, no meaningful comparison can be made between the results of operations for the periods ended June 30, 2003 and June 30, 2004, because the Company did not commence its oil and gas operations until April 1, 2003, and as of June 30, 2003, had only been operational for two months.

Company management expects gross revenue and net income to continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as a result of placing additional wells into production.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004, the Company had net income from operations of $39,626. However, during this period, cash used in operations was $583,232. As a result, as of June 30, 2004, the Company had cash on hand of approximately $48,000.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Registrant)

Date: November 22, 2005	By:	/s/ Wang, Hong Jun
President and Acting Principal Accounting Officer