Form 10QSB/A
period 2004-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2005-11-23
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-QSB/A
_____________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the transition period from to

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State or other Jurisdiction of incorporation or organization)	(IRS Employer identification No.)
20337 Rimview Place, Walnut California	91789
(Address of principal executive offices)	(Zip code)

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

Number of shares of common stock outstanding as of November 30, 2004: 19,989,080

	INDEX TO FORM 10-QSB/A
		Page No.
PART I
Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheet – September 30, 2004 (Unaudited and Restated)	1

	Condensed Statements of Operations - Three Months and Nine Months Ended September 30,	2
	2004 (Consolidated) and Period From April 1, 2003 (Inception) to September 30, 2003
	(Unaudited and Restated)

	Condensed Statements of Cash Flows - Nine Months Ended September 30, 2004 (Consolidated)	3
	and Period From April 1, 2003 (Inception) to September 30, 2003 (Unaudited and Restated)

	Notes to Condensed Consolidated Financial Statements	4-10

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	11

Item 3.	Controls and Procedures	12

PART II

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, originally filed with the United States Securities and Exchange Commission (SEC) on December 2, 2004, is being filed for the purpose of restating our consolidated balance sheet as of September 30, 2004 and our consolidated statements of operations and statements of cash flows and related disclosures for the nine months ended September 30, 2004. See Note 11 to the Consolidated Financial Statements for a discussion of the restatement.

This Amendment No. 1 on Form 10-QSB has not been updated for events occurring after the filing of the original Quarterly Report on Form 10-QSB on December 2, 2004, except to reflect the restatement as described above.

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

Item 1. Financial Statements – Unaudited

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At September 30, 2004 (Unaudited and Restated)

ASSETS

CURRENT ASSETS	As Restated
Cash and cash equivalents	$935
Other receivables and prepaid expenses	87,299
Total Current Assets	88,234

OIL AND GAS PROPERTIES, NET	4,840,933

FIXED ASSETS, NET	224,463
TOTAL ASSETS	5,153,630

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$494,134
Other payables and accrued liabilities	1,355,850
Due to directors and stockholders	2,360,212
Income tax payable	337,006
Total Current Liabilities	4,547,202

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized,
19,989,080 shares issued and outstanding	19,989
Additional paid-in capital	239,121
Retained earnings
Unappropriated	347,318
Total Stockholders' Equity	606,428
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,153,630

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Statements of Operations

For the three months and nine months ended September 30, 2004 (Consolidated) and period from
April 1, 2003 (Inception) to September 30, 2003 (Unaudited and Restated)

				Period from
			Nine months	April 1, 2003
			ended	(Inception) to
Three months ended September 30,			September 30,	September 30,
	2004	2003	2004	2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

REVENUE	$337,752	$179,754	$1,137,737	$253,404

COST OF SALES
Production cost	98,186	119,605	357,208	131,411
Management fees paid	6,755	3,595	22,755	5,068
Resource tax	2,194	2,227	8,375	2,227
Depreciation and amortization	8,600	85	32,749	105
Total cost of sales	115,735	125,512	421,087	138,811

GROSS PROFIT	222,017	54,242	716,650	114,593

OPERATING EXPENSES
General and administrative expenses	13,827	45,392	122,407	80,195
Consulting fee	99,900	-	280,262	-
Depreciation and amortization	7,670	2,397	18,875	2,541
Total Operating Expenses	121,397	47,789	421,544	82,736

INCOME FROM OPERATIONS	100,620	6,453	295,106	31,857

OTHER INCOME (EXPENSE)
Other expenses	(1)	-	(1,450)	(4)
Interest expense	(35,085)	-	(59,210)	-
Interest income	78	234	85	234
Other income	-	26	-	49
Total Other (Expenses) income	(35,008)	260	(60,575)	279

INCOME FROM OPERATIONS BEFORE TAXES	65,612	6,713	234,531	32,136

INCOME TAX EXPENSE	59,460	2,208	188,753	10,590

NET INCOME	$6,152	$4,505	$45,778	$21,546

Net income per share-basic and diluted	$0.0003	$0.0002	$0.002	$0.001

Weighted average number of shares outstanding during the period
basic and diluted	19,922,080	18,700,000	19,373,822	18,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
 Condensed Statements of Cash Flows

For the nine months ended September 30, 2004 (Consolidated) and period from April 1, 2003
(Inception) to September 30, 2003 (Unaudited and Restated)

	2004
	(Consolidated)	2003
	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,778	$21,546
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Amortization of oil and gas properties	32,749	105
Depreciation of fixed assets	18,875	2,536
Imputed interest expense	59,210	-
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	52,657	(605,333)
Increase (decrease) in:
Accounts payable	(67,505)	76,843
Other payables and accrued liabilities	(892,313)	3,803
Deferred taxation	(131,493)	-
Income tax payable	320,004	10,588

Net cash used in operating activities	(562,038)	(489,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(28,744)	(46,194)
Purchase of fixed assets	(107,432)	(130,974)

Net cash used in investing activities	(136,176)	(177,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	18,700
Additional paid-in capital	(404,900)	586,100
Due to a director and stockholder	1,096,350	81,776

Net cash provided by financing activities	691,450	686,576

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,764)	19,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,699	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$935	$19,496

Supplemental disclosures of non cash financing activities:
Imputed interest on advances from directors and stockholders	$59,210	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and for the period from April 1, 2003 (Inception) to September 30, 2003, and cash flows for the nine months ended September 30, 2004 and for the period from April 1, 2003 (Inception) to September 30, 2003. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes included in the Company ‘s Form 8-K/A.

Note 2 - Reverse Merger

China North East Petroleum Holdings Limited (“North East Petroleum”) is a U.S. company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco was authorized to issue 20,000,000 shares of common stock of $0.001 par value. On June 28, 2004, the Company’s Articles of Incorporation were amended to change the name of the Company to China North East Petroleum Holdings Limited and to increase its authorized shares of common stock from 20,000,000 to 50,000,000.

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
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

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
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

Note 6 - Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were diluted. There are no potentially dilutive securities for the nine months ended September 30, 2004 and for the period from April 1, 2003 (Inception) to September 30, 2003.

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

During 2004, North East Petroleum issued 1,199,080 shares of common stock for the recapitalization with Hong Xiang Petroleum Group (see Note 2).

On September 8, 2004, the Company issued 90,000 shares of common stock for consulting services. The stock was valued at the closing price on the issuance date, or at $1.11 per share, yielding an aggregate value of $99,900. The expense for the services was charged to operations in 2004.

(B)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionar y surplus reserve are made at the discretion of the Board of Directors.

During 2004 and 2003, the Company has not appropriated to the reserve funds based on its net income under PRC GAAP.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

Note 9 - Related Party Transactions

Two directors and stockholders made interest free advances totaling $2,360,212 to the Company as of September 30, 2004 as unsecured loans. The advances are repayable upon demand. Total interest expense imputed at the rate of 6% per annum was included in additional paid in capital amounted to $59,210 for the nine months ended September 30, 2004.

Note 10 - Concentrations And Risks

During 2004 and 2003, 100% of the Company's assets were located in China and 100% of the Company's revenues were derived from companies located in China.

Note 11 - Restatement Of Financial Statements

In May 2005, the Company's Board of Directors determined that the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 filed with the Securities and Exchange Commission on August 19, 2004 and December 2, 2004, respectively, contained certain material inaccuracies and should be restated. The Company’s Board of Directors determined that certain items on its balance sheet, including prepaid expenses, were materially overstated and that certain liabilities, including accounts payable were materially understated, and that other items on the balance sheets were incorrect. In addition, certain items on the Company’s Statement of Operations and Statements of Cash Flows for these periods were also incorrect. As a result, the Company incorrectly reported a net loss of $74,392 for the three months ended September 30, 2004 and net income of $74,912 for the nine-months ended September 30, 2004. The Company’s management undertook an investigation to determine the source of the inaccuracies. However, due to the fact that the Company’s prior Chief Financial Officer responsible for these financial statements was no longer with the Company and the worksheets previously prepared by the former CFO were no longer available to the Company, the reason for these inaccuracies could not be determined. Management reconstructed the financial statements for the quarters ended June 30 and September 30, 2004 and the subsequent Quarterly Reports on Form 10-QSB for the periods ending June 30, 2005 and September 30, 2005, filed with the SEC on August 15, 2005 and November 23, 2005, respectively, reflected the corrected financial statements for these periods. In addition, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 was not affected by these prior inaccuracies.

As a result of the foregoing, the Company has restated its financial statements for the three- and six months ended June 30, 2004 and for the three- and nine-months ended September 30, 2004.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

Note 11 - Restatement Of Financial Statements – Contd.

The changes to the financial statements as restated are as follows:

	September 30, 2004		December 31, 2003
		Previously		Previously
	Restated	Reported	Restated	Reported

Current assets	$88,234	$1,476,008	$147,432	$147,432
Oil and gas properties and fixed assets, net	5,065,396	4,034,031	4,988,973	4,988,973
Deferred expenditure	-	482,713	-	-
Total assets	5,153,630	5,992,752	5,136,405	5,136,405

Liabilities	4,547,202	4,429,566	4,230,065	4,230,065

Stockholders' equity
Common stock	19,989	19,989	19,899	-
Capital	-	-	-	604,800
Additional paid-in capital	239,121	1,167,410	584,901	-
Retained earnings	347,318	376,452	301,540	301,540
	606,428	1,563,851	906,340	906,340
Total liabilities and stockholders' equity	$5,153,630	$5,993,417	$5,136,405	$5,136,405

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 (UNAUDITED AND RESTATED)

Note 11 - Restatement Of Financial Statements – Contd.

	Three months ended September 30,
	2004		Nine months ended September 30, 2004
		Previously		Previously
	Restated	Reported	Restated	Reported

Revenue	$337,752	$337,858	$1,137,737	$1,138,095
Cost of sales	115,735	210,476	421,087	355,458
Gross profit	222,017	127,382	716,650	782,637
Operating expenses	121,397	199,579	421,544	699,347
Income (loss) from operations	100,620	(72,197)	295,106	83,290
Other income (expenses)	(35,008)	-	(60,575)	-
Income before taxes	65,612	(72,197)	234,531	83,290
Income tax expenses	59,460	2,195	188,753	8,378
Net income (loss)	$6,152	$(74,392) $	45,778	$74,912
Net income (loss) per share-basic and diluted	$0.00	$(0.00) $	0.00	$0.00
Weighted average number of shares outstanding
during the year-basic and diluted	19,922,080	19,899,080	19,373,822	19,909,080

	Three months ended September 30,		Period from April 1, 2003 (Inception) to
	2003		September 30, 2003
		Previously		Previously
	Restated	Reported	Restated	Reported

Revenue	$179,754	$179,484	$253,404	$253,023
Cost of sales	125,512	119,424	138,811	131,213
Gross profit	54,242	60,060	114,593	121,810
Operating expenses	47,789	45,992	82,736	80,746
Profit from operations	6,453	14,068	31,857	41,064
Other income (expenses)	260	-	279	-
Income before taxes	6,713	14,068	32,136	41,064
Income tax expenses	2,208	2,224	10,590	2,224
Net income (loss)	$4,505	$11,844	$21,546	$38,840
Net income per share-basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding
during the year-basic and diluted	18,700,000	19,899,080	18,700,000	19,899,080

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

RESULTS OF OPERATIONS

For the 3 months and 9 months ended September 30, 2004, we had gross revenues of $337,752 and $1,137,737, respectively. The Company had net income of $6,152 for the 3 months ended September 30, 2004, and net income of $45,778 for the 9 months ended September 30, 2004. For the 3 months ended September 30, 2003, we had gross revenues of $179,754 and net income of $4,505. However, no meaningful comparison can be made between the results of operations for the periods ended September 30, 2003 and September 30, 2004, because we did not commence oil and gas operations until April 1, 2003, and as of September 30, 2003, had only been operational for five months.

We expect gross revenue and net income to continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as a result of placing additional wells into production.

LIQUIDITY AND CAPITAL RESOURCES

During the 9 months ended September 30, 2004, we had net income from operations of $45,778. However, during this period, cash used in operations was $562,038 and we had capital expenditures of $136,176 for purchases and development of properties and equipment and for construction in progress. As a result, as of September 30, 2004, we had cash on hand of $935, as compared to cash on hand of $19,496 as of September 30, 2003.

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

Management is currently considering the options available to it for the purpose of raising additional working capital. These may include debt financing as well as the potential for either private or public offering and sale of our securities. However, there is no assurance that we will be able to raise additional working capital for such purposes.

OUTLOOK

During the remainder of 2004, we plan to focus our efforts on the drilling and completion of additional wells on the property in the Q’ian 112 zone in the Jinlin Oil region, as well as on raising the capital necessary to acquire interests in additional properties. Management believes that our gross revenues will continue to increase on a quarter-by-quarter basis throughout the remainder of 2004 as the number of producing wells increases. However, Management also expects our expenses to increase as a result of using substantially all of the cash flow generated from operations to drill additional wells.

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

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed herewith:

31.1. Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K

None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Registrant)

Date: November 22, 2005	By:	/s/ Wang, Hong Jun
President and Acting Principal Accounting Officer