Form 10QSB
period 2005-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2005-11-23
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from              to

Commission file number  0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

20337 Rimview Place, Walnut, California 91789
(Address of principal executive offices)

(909) 468-2840
(Issuer's telephone number)

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

Number of shares of common stock outstanding as of September 30, 2005: 18,274,08

INDEX TO FORM 10-QSB
				Page No.
PART I
Item	1	.	Financial Statements - Unaudited

			Condensed Consolidated Balance Sheet – September 30, 2005 (Unaudited)	3

			Condensed Consolidated Statements of Operations - Three Months and Nine Months	4
			Ended September 30, 2005 (Unaudited) and September 30, 2004 (Unaudited and Restated)

			Condensed Consolidated Statements of Cash Flows – Nine Months Ended September	5
			30, 2005 (Unaudited) and September 30, 2004 (Unaudited and Restated)

			Notes to Condensed Consolidated Financial Statements	6-11

Item	2	.	Management’s Discussion and Analysis of Financial Condition And Results of	12
			Operations

Item	3	.	Controls and Procedures	17

PART II

Item	1	.	Legal Proceedings	17

Item	2	.	Changes in Securities	17

Item	3	.	Defaults Upon Senior Securities	17

Item	4	.	Submission of Matters to a Vote of Security Holders	17

Item	5	.	Other Information	17

Item	6	.	Exhibits	18

PART I

Item 1 – Financial Statements (Unaudited)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At September 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,571
Other receivables and prepaid expenses	341,362
Total Current Assets	346,933

OIL AND GAS PROPERTIES, NET	4,636,652

FIXED ASSETS, NET	219,602
TOTAL ASSETS	$5,203,187

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$416,256
Other payables and accrued liabilities	188,757
Notes payable	369,914
Due to directors and stockholders	2,369,884
Income tax payable	678,615
Total Current Liabilities	4,023,426

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized,
18,274,080 shares issued and outstanding	18,274
Additional paid-in capital	1,400,847
Retained earnings (deficit)
Unappropriated	(239,919)
Appropriated	76,901
Accumulated other comprehensive loss	(76,316)
Total Stockholders' Equity	1,179,787
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,203,213

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

For the three months and nine months ended September 30, 2005 and 2004 (Unaudited and Restated)

	Three months ended		Nine months ended
	2005	2004	2005	2004
		(As Restated)		(As Restated)

REVENUE	$386,282	$337,752	$1,053,166	$1,137,737

COST OF SALES
Production cost	14,782	98,186	80,557	357,208
Management fees paid	7,723	6,755	21,061	22,755
Resource tax	2,039	2,194	5,796	8,375
Depreciation and amortization	6,355	8,600	19,818	32,749
Total cost of sales	30,899	115,735	127,232	421,087

GROSS PROFIT	355,383	222,017	925,934	716,650

OPERATING EXPENSES
General and administrative expenses	21,499	13,827	102,509	122,407
Professional fees	3,500	-	10,500	-
Consulting fee	-	99,900	948,000	280,262
Depreciation and amortization	8,795	7,670	24,148	18,875
Total Operating Expenses	33,794	121,397	1,085,157	421,544

INCOME (LOSS) FROM OPERATIONS	321,589	100,620	(159,223)	295,106

OTHER INCOME (EXPENSE)
Other expenses	-	(1)	-	(1,450)
Interest expense	(66,006)	(35,085)	(134,104)	(59,210)
Bank interest expense	(4,608)	-	(4,612	-
Interest income	134	78	376	85
Profit on disposal of oil and gas properties		-	1,455	-
Total Other Expenses	(70,480)	(35,008)	(136,885)	(60,575)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	251,109	65,612	(296,108)	234,531

INCOME TAX EXPENSE	89,206	59,460	238,140	188,753

NET INCOME (LOSS)	$161,903	$6,152	$(534,248)	$45,778

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(76,316)	0	(76,316)	0

COMPREHENSIVE INCOME (LOSS)	$85,587	$6,152	$(610,564)	$45,778

Net income (loss) per share-basic and diluted	$0.01	*	$(0.03)	-
Weighted average number of shares outstanding during the period basic and diluted	18,274,080	19,922,080	18,411,358	19,373,822
* Less than $0.01

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004 (Unaudited and Restated)

	2005	2004
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(534,248)	$45,778
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Amortization of oil and gas properties	19,411	32,749
Depreciation of fixed assets	23,666	18,875
Profit on disposal of oil and gas properties	(1,455)	-
Stock issued for services	948,000	-
Imputed interest expense	134,104	59,210
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(318,307)	52,657
Increase (decrease) in:
Due to directors and stockholders	13,355	1,096,350
Accounts payable	6,852	(67,505)
Other payables and accrued liabilities	(976,632)	(892,313)
Deferred taxation	-	(131,493)
Income tax payable	247,183	320,004

Net cash provided by (used in) operating activities	(438,071)	534,312

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of oil and gas properties	182,006	-
Purchase of oil and gas properties	(2,114)	(28,744)
Purchase of fixed assets	(30,635)	(107,432)

Net cash provided by (used in) investing activities	149,257	(136,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	369,914	-
Additional paid-in capital	-	(404,900)

Net cash provided by financing activities	369,914	(404,900)

EFFECT OF EXCHANGE RATE ON CASH	(76,316)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,784	(6,764)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	787	7,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,571	$935

Supplemental disclosures of non cash financing activities:
Imputed interest on advances from directors and stockholders	$134,104	$59,210

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED AND RESTATED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

Note 2 - Organization

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco was authorized to issue 20,000,000 shares of common stock of $0.001 par value. On June 28, 2004, the Articles of Incorporation were amended to change the name of the Company to China North East Petroleum Holdings Limited and its authorized shares of common stock were increased from 20,000,000 to 50,000,000. On July 21, 2005, the definitive Schedule 14C was filed with the Securities and Exchange Commission to increase the Company’s authorized shares of common stock from 50,000,000 shares to 150,000,000 shares. The corresponding Articles of Amendment were filed with the Secretary of State of Nevada on August 11, 2005.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2005 (UNAUDITED AND RESTATED)

Hong Xiang Oil Development is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC. Subsequent to the Cooperative Exploration Contract entered into by the non-operating interest owner and Jilin Office, PetroChina Group (“Sub-Owner”) in December 2002, Hong Xiang Oil Development entered into another Cooperative Exploration Contract (the “Contract”) with the non-operating interest owner in respect of the development rights to the proven reserves in the Qian’an Oil Field Zone 112 ("Qian'an 112") in the Jilin Oil Region for 20 years (the “Contract Period”).

In accordance with the Contract, Hong Xiang Oil Development is responsible for providing working capital to develop the oil reserves in Qian'an 112. Production from Qian'an 112 is shared in the following manner:

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
AS OF SEPTEMBER 30, 2005 (UNAUDITED AND RESTATED)

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

In addition, the capitalized costs are subject to a “ceiling test”, which basically limits such costs to the aggregate of the “estimated present value”, discounted at a 10-percent interest rate of future net revenues from proven reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties with unproven oil reserves.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED AND RESTATED)

Note 6 - Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were diluted. There are no potentially dilutive securities for the nine months ended September 30, 2005 and 2004.

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

Note 8 – Related Party Transactions

Two directors and stockholders made interest free advances totaling $2,369,884 to the Company as of September 30, 2005 as unsecured loans. The advances are repayable upon demand. Total interest expense imputed at the rate of 6% per annum was included in additional paid in capital and amounted to $134,104 and $59,210 for the nine months ended September 30, 2005 and 2004, respectively.

Note 9 -- Notes Payable

Balance at September 30, 2005 and December 31, 2004:

	September 30,
	2005	December 31,
	(Unaudited)	2004

Note payable to a bank, interest rate of 10.44%
per annum, guaranteed by a subsidiary of
the Company, due January 2006	$123,305	$-

Note payable to a bank, interest rate of 11.16%
per annum, guaranteed by a director and
a related party jointly, due July 2006	246,609	-

	$369,914	$-

Note 10 - Concentrations And Risks

During 2005 and 2004, 100% of the Company's assets were located in China and 100% of the Company's revenues were derived from companies located in China.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED AND RESTATED)

Note 11 - Restatement Of Financial Statements

In May 2005, the Company's Board of Directors determined that the Company’s financial statements for the quarters ended June 30, 2004 and September 30, 2004 filed with the Securities and Exchange Commission on August 19, 2004 and December 2, 2004, respectively, contained certain material inaccuracies and should be restated. The Company’s Board of Directors determined that certain items on its balance sheet, including prepaid expenses, were materially overstated and that certain liabilities, including accounts payable were materially understated, and that other items on the balance sheets were incorrect. In addition, certain items on the Company’s Statement of Operations and Statements of Cash Flows for these periods were also incorrect. As a result, the Company incorrectly reported a net loss of $7,648 for the three months ended June 30, 2004 and net income of $243,750 for the six-months ended June 30, 2004. The Company’s management undertook an investigation to determine the source of the inaccuracies. However, due to the fact that the Company’s prior Chief Financial Officer responsible for these financial statements was no longer with the Company and the worksheets previously prepared by the former CFO were no longer available to the Company, the reason for these inaccuracies could not be determined. Management reconstructed the financial statements for the quarters ended June 30 and September 30, 2004 and the subsequent Quarterly Reports on Form 10-QSB for the periods ending June 30, 2005 and September 30, 2005, filed with the SEC on August 15, 2005 and November 14, 2005, respectively, reflected the corrected financial statements for these periods. In addition, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 was not affected by these prior inaccuracies.

As a result of the foregoing, the Company has restated its financial statements for the three- and six months ended June 30, 2004 and for the three- and nine-months ended September 30, 2004.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED AND RESTATED)

Note 11 - Restatement Of Financial Statements – Contd.

The changes to the financial statements as restated are as follows:

	September 30, 2004		December 31, 2003
		Previously		Previously
	Restated	Reported	Restated	Reported

Current assets	$88,234	$1,476,008	$147,432	$147,432
Oil and gas properties and fixed assets, net	5,065,396	4,034,031	4,988,973	4,988,973
Deferred expenditure	-	482,713	-	-
Total assets	5,153,630	5,992,752	5,136,405	5,136,405

Liabilities	4,547,202	4,429,566	4,230,065	4,230,065

Stockholders' equity
Common stock	19,989	19,989	19,899	-
Capital	-	-	-	604,800
Additional paid-in capital	239,121	1,167,410	584,901	-
Retained earnings	347,318	376,452	301,540	301,540
	606,428	1,563,851	906,340	906,340
Total liabilities and stockholders' equity	$5,153,630	$5,993,417	$5,136,405	$5,136,405

	Three months ended September 30,2004		Nine months ended September 30, 2004
		Previously		Previously
	Restated	Reported	Restated	Reported

Revenue	$337,752	$337,858	$1,137,737	$1,138,095
Cost of sales	115,735	210,476	421,087	355,458
Gross profit	222,017	127,382	716,650	782,637
Operating expenses	121,397	199,579	421,544	699,347
Income (loss) from operations	100,620	(72,197)	295,106	83,290
Other income (expenses)	(35,008)	-	(60,575)	-
Income before taxes	65,612	(72,197)	234,531	83,290
Income tax expenses	59,460	2,195	188,753	8,378
Net income (loss)	$6,152	$(74,392)	$45,778	$74,912
Net income (loss) per share-basic and diluted	$0.00	$(0.00)	$0.00	$0.00
Weighted average number of shares outstanding
during the year-basic and diluted	19,922,080	19,899,080	19,373,822	19,909,080

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

  Our expectation of continued growth in the demand for our oil;

  Our expectation that we will continue to have adequate liquidity from cash flows from operations;

  A variety of market, operational, geologic, permitting, labor and weather related factors; and

  The other risks and uncertainties which are described below under “RISK FACTORS”, including, but not limited to, the following:

  Unanticipated conditions may cause profitability to fluctuate.

  Decreases in purchases of oil by our customer will adversely affect our revenues.
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

Since the completion of the reverse merger, we have been engaged in the extraction and production of crude oil in Jilin Province, People's Republic of China, through Song Yuan City Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of Hong Xiang organized and existing under the laws of the People’s Republic of China. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore and develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Contract, PetroChina is entitled to 20% of our output in the first ten years and then 40% of our output thereafter until the end of the Contract; and Yu Qiao is entitled to 2% of our output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina.

In connection with the Contract, Yu Qiao advanced the Company 28,001,602 RMB (approximately $3,452,725) for equipment and materials to develop the Company's initial 20 wells (the "Advance"). The  Company and Yu Qiao agreed that until the Advance was repaid in full, 100% of the Company’s revenues from the sale of crude oil to PetroChina would be paid to Yu Qiao. As of September 30, 2005, the Company has repaid the Advance in full.

As a result of the Company’s agreement with Yu Qiao, the Company has lacked liquidity. As a result the Company has been forced to defer oil well maintenance, which has had a negative impact on the Company’s oil production. Production was 2,838 tons in the third quarter of 2005 down 39% from third quarter 2004 production levels of 4,623 tons, reflecting the impact of deferred maintenance.

The Company’s reduced production has been offset by higher crude oil prices. The Company is paid the FOB price on the first day of each month established by the Singapore crude oil spot markets. Prices in the third quarter averaged 3,400 RMB per ton or approximately $61.00 per barrel, which represents an increase of 146% from the prior year's quarter.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared To Three and Nine Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005 increased by 14% from $337,752 for the three months ended September 30, 2004, to $386,282 for the three months ended September 30, 2005. The increase in revenues resulted from higher crude oil prices. Revenues for the nine months ended September 30, 2005 decreased by 5% from approximately $1.1 million for the nine months ended September 30, 2004 to approximately $1.05 million, primarily as a result of lower production, which was offset by higher crude oil prices.

Cost of sales. Cost of sales decreased by 73% and 70% from $115,735 and $421,087 for the three and nine months ended September 30, 2004 to $30,899 and $127,232 for the three and nine months ended September 30, 2005. The decrease in cost of sales resulted primarily from lower production.

Operating Expenses. Operating expenses decreased by 72% in the three months ended September 30, 2005 from $121,397 for the three months ended September 30, 2004 to $33,794 for the three months ended September 30, 2005 primarily as a result of lower production. However, operating expenses increased by 157% in the nine months ended September 30, 2005 from $421,544 for the nine months ended September 30, 2004 to approximately $1.1 million for the nine months ended September 30, 2005 primarily as the result of a non-cash payment of consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash and cash equivalents of $5,571, other current assets of  $341,362 and current liabilities of approximately $4.0 million. As a result of the Company’s agreement with Yu Qiao, 100% of the Company’s revenues from the sale of oil to PetroChina has been paid to Yu Qiao. As of September 30, 2005, however, the Company has repaid in full this obligation. To date, the Company has financed its operations primarily from borrowings from the Company’s directors and certain stockholders. As of September 30, 2005, the Company owed approximately $2.4 million to these individuals.

In addition, on July 15, 2005 and September 22, 2005 the Company secured two bank loans in the amounts of $246,609 and $123,305, respectively. These loans are due and payable in full on July 15, 2006 and January 22, 2006, respectively. The Company's primary use of cash has been the repayment of outstanding obligations to Yu Qiao. With Yu Qiao paid off at the end of the third quarter of 2005, the Company’s cash flows are expected to improve.

As a result of the Company's lack of liquidity to date, the Company has deferred oil well repair and maintenance, which has had a negative impact on the Company's oil production and revenues. As the Company's cash flows improve, the Company is expected to use a significant portion of its cash for costs and expenses necessary to maintain continued operations. In addition, the Company expects to use internally generated net cash provided by operation activities to construct new wells at Qian'an 112.

In order to develop additional wells, the Company may also consider a number of different financing opportunities. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop additional oil wells, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

The Company has no outstanding commitments for capital expenditures. The Company does not currently have any off-balance sheet arrangements.

Recent Events

On July 15, 2005 and September 22, 2005 the Company entered into two Loan Agreements with Songyuan City Wulan Da Jie Cheng Shi Xin Yong She, a financial institution, pursuant to which the Company borrowed $246,609 and $123,305, respectively. These loans are due and payable on July 15, 2006 and January 22, 2006, respectively. The loan due July 15, 2006 is secured by property owned by the Company's president Wang, Hongjun.

RISK FACTORS

We Currently Lack Liquidity

As of September 30, 2005, we had cash and cash equivalents of  $5,571, other current assets of  $341,362 and current liabilities of approximately $4.0 million, including approximately $2.7 million in outstanding loans. As a result of our agreement with Yu Qiao, to date, all of our revenues have been paid to Yu Qiao and we have obtained operating capital through borrowing transactions. Although Yu Qiao has been repaid in full, we may need to raise additional working capital to continue to fund operations in the short term. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to our stockholders or us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

We May Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to fully develop and exploit the Company’s oil reserves and to execute on our business plan, the Company may need substantial additional capital. The Company is currently considering possible sources of  this additional capital, including raising capital through the issuance of debt or equity securities. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to fully develop or exploit our existing oil reserves, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

Fluctuation in Crude Oil Prices

Our revenues are subject to the prevailing worldwide price for crude oil and spot prices. Prices received for oil and gas production have been and remain volatile and unpredictable. If oil prices decline significantly, even if only for a short period of time, the Company’s revenues and cash flows would be materially adversely affected.

Fluctuations in Production; Profitability

In order to maximize production, our drilling operations require constant maintenance. Due to our lack of liquidity, the Company has been forced to defer maintenance, which has had a negative impact on the Company’s oil production. In addition, our oil drilling and pumping operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the drilling layer and other geological conditions can be expected in the future to have, a significant impact on our operating results. We have experienced disruption of oil production due to deferred maintenance, which has adversely affected our revenues. If we continue to be unable to meet the maintenance requirements due to lack of liquidity or otherwise, prolonged disruption of production could result, which would result in a decrease in our revenues and profitability. Other factors affecting the production and sale of our oil that could result in decreases in our profitability include:

  changes in laws or regulations, including permitting requirements;
  litigation;
  work stoppages or other labor difficulties;
  labor shortages;
  changes in oil market and general economic conditions.
Environmental and Regulatory Factors

The oil drilling industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. However, the possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of  which may have a significant impact on our mining operations or our customers’ ability to use oil and may require us or our customers to significantly change operations or to incur substantial costs.

We believe that our operations in China are in compliance with China's applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures.

Reserve Degradation and Depletion

Our profitability depends substantially on our ability to exploit our oil reserves at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being drilled at costs comparable to those characteristics of the depleting oil field. We may in the future acquire oil reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at Qian’an 112 and at oil fields that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines.

Reserves – Title; Leasehold Interests

We base our reserve information on geological data assembled and analyzed by outside firms and our staff, which includes various engineers and geologists. The reserve estimates are annually updated to reflect production of oil from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable oil reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and drilling conditions which may not be fully identified by available exploration data or may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies, and assumptions concerning oil prices, operating costs, taxes and development costs, all of which may cause estimates to vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities attributable to Qian’an 112, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual oil tonnage recovered from identified reserve areas or properties, and revenues and expenditures with respect to our reserves, may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect our actual reserves.

Our Qian’an drilling operations are conducted on property we lease. In addition, we may not be able to successfully negotiate new leases or drilling contracts for properties containing additional reserves or maintain our leasehold interests in properties on which drilling operations are not commenced during the term of the lease.

Acquisitions

We are seeking to expand our operations and oil reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of oil reserves. Acquisition transactions involve inherent risks, such as:

  uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

  the potential loss of key personnel of an acquired business;

  the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

  problems that could arise from the integration of the acquired business;

  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

  unexpected development costs, that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 15 and September 22, 2005 the Company entered into two Loan Agreements with Songyuan City Wulan Da Jie Cheng Shi Xin Yong She, a financial institution, pursuant to which the Company borrowed $246,609 and $123,305, respectively. These loans are due and payable on July 15, 2006 and January 22, 2006, respectively.

ITEM 6. EXHIBITS

(a) The following exhibits are filed herewith:

10.7 Loan Agreement between the Company and Songyuan City Wulan Da Jie Cheng Shi Xin Yong She dated July 15, 2005.

10.8 Loan Agreement between the Company and Songyuan City Wulan Da Jie Cheng Shi Xin Yong She dated September 22, 2005.

10.9 Warranty Deed between Songyuan City Wulan Da Jie Cheng Shi Xin Yong She and Wang, Hongjun and Sun, Jishuang dated July 15, 2005.

10.10 Guarantee Contract between the Company and Songyuan City Wulan Da Jie Cheng Shi Xin Yong She dated September 22, 2005.

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

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