Form 10KSB
period 2005-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2006-04-17
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 0-49846

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

(Name of small business issuer in its charter)

Nevada	87-0638750
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20337 Rimview Place

Walnut, California 91789
 Tel: (909) 468-1858

(Address, including zip code, and telephone number,
 including area code, of registrant's
 principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
 Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

The issuer's revenues for the fiscal year ended December 31, 2005 were $1,412,232.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2006 was approximately $2,509,632, based on the closing price of such stock of $0.34 on such date. The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 27, 2006 was 18,524,080.

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

PART I

ITEM 1 DESCRIPTION OF BUSINESS.

Information Regarding Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

On June 28, 2004, we changed our name to China North East Petroleum Holdings Ltd.

DESCRIPTION OF BUSINESS

The Company is engaged in the extraction and production of crude oil in Jilin Province, People's Republic of China, through Harbin Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of the Company's subsidiary Hong Xiang, organized and existing under the laws of the People's Republic of China.

The Company's area of operations is Jilin Qian'an Oil Field Zone 112 ("Qian'an 112"), located 9 kilometers southwest of Qian'an City. Qian'an 112 has a total exploration area of 20.7 square kilometers.

Pursuant to a 20-year exclusive Cooperative Exploration Contract (the "Oil Lease") among PetroChina Group, a corporation organized and existing under the laws of the People's Republic of China ("PetroChina"), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People's Republic of China ("Yu Qiao") and the Company, the Company has the right to explore for, develop and pump oil at Qian'an 112. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company's oil production for the first ten years of the Oil Lease term and 40% of the Company's oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company's oil production as a management fee.

Oil and Gas Properties and Activities

During the majority of 2005, the Company had 20 producing wells. One well went off-line during the third quarter of 2005. There are 13 traditional sucker-rod pumping machines in operation. Since the oil reserve level may vary in different oil wells, the combination of these pumping machines allows us to increase pumping efficiency.

All of the Company's crude oil production is sold to the Jilin Refinery of PetroChina, which is approximately four kilometers from the pumping site at Qian'an 112. PetroChina pays the Company a price per barrel equal to the Singapore crude oil spot market price on the first day of every month. The price is FOB the Jilin Refinery.

Sales Volumes and Prices

The following table shows the Company's net annual sales volumes of crude oil.

	2005	2004	2003
China	(mbbl)
Crude Oil	27,536.26	40,725.79	30,404.71

Proved Reserves

As of December 31, 2005, Qian'an 112 had proved reserves of approximately 1.11 million barrels of crude oil attributable to the Company. Proved reserve estimates were made as of December 31, 2005 by R.A. Lenser & Associates, an independent worldwide petroleum consultant. R.A. Lenser & Associates conducted a reserve study of Qian'an 112 in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company's estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2005 and 2004 (restated) are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities— Unaudited (Supplemental Information) in the CNEH Consolidated Financial Statements (Consolidated Financial Statements) under Item 7 of this Form 10-KSB.

Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates under Item 7 of this Form 10-KSB for additional information on the Company's proved reserves.

The following table shows the Company's annual average sales prices and average production costs. Production costs are costs incurred to operate and maintain the Company's wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Additional detail of production costs is contained in the Supplemental Information under Item 7 of this Form 10-KSB.

	2005	2004	2003
Qian'an 112
Average annual sales price per barrel	$ 53.00	$ 37.00	$ 29.00
Aggregate annual sales	$1,412,232	$1,430,680	$ 868,194
Average annual production cost per barrel equivalent	$ 8.19	$ 9.81	$ 8.56

Drilling Programs

The Company drilled no new exploratory or production wells in 2005. The Company's drilling program focused solely on maintaining the 20 producing wells in the Quian'an 112 oil tract.

Drilling Statistics

The following table shows the results of the oil and gas wells drilled and tested:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2005	0	0	0	20	0	0	20
2004	0	0	0	20	0	0	20
2003	0	0	0	20	0	0	20

Properties and Leases

The following schedule shows the number of developed and undeveloped acres in Qian'an 112 at December 31, 2005:

	Developed Proved Acres (1)		Undeveloped Proved Acres (2)		Remaining Undeveloped Acres (3)
	Gross	Net	Gross	Net	Gross	Net
Qian'an 112
	432	337	713	556	3,825	2,983

(1)	Developed Proved Acres means the acres assigned to each existing well. Each of the Company's 20 wells is assigned to approximately 300 square meters or 21.6 acres.
(2)

Undeveloped Proved Acres means the acres assigned to each proved undeveloped location.  Each of the Company's 33 proved undeveloped locations is assigned to approximately 300 square meters or 21.6 acres.

(3)	Remaining Undeveloped Acres means the remaining undeveloped acres in the oil tract.

Marketing and Sales

Currently, all of the Company's crude oil production is sold to PetroChina's Jilin Refinery. We do not expect that the Company will have any other customers during the period of the Oil Lease. PetroChina pays the Company the Singapore spot price as of the first day of each calendar month.

EMPLOYEES

We currently employ 66 people, 25 of which are management and 41 are site workers. All employees are located in North China. Most of them are highly educated, including senior engineers and specialists with bachelors or masters degrees.

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

RISK FACTORS

Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business.

RISKS RELATED TO OUR BUSINESS

We Currently Lack Liquidity

As of December 31, 2005, we had cash and cash equivalents of $6,461, other current assets of  $395,193 and current liabilities of approximately $4 million, including approximately $415,118 in outstanding loans. As a result of our agreement with Yu Qiao, to date, all of our revenues have been paid to Yu Qiao and we have obtained operating capital through borrowing transactions. In addition, pursuant to the terms of our oil exploration contract, all payments by PetroChina for crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee.  Yu Qiao has failed to forward payments to the Company on a timely basis and as of March 31, 2006 owed the Company approximately $655,000. If Yu Qiao continues to withhold payment or fails to deliver future payments on a timely basis, the Company's liquidity will continue to be materially negatively impacted.  As a result, we may need to raise additional working capital to continue to fund operations in the short term. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to our stockholders or us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

We May Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to fully develop and exploit the Company's oil reserves and to execute on our business plan, the Company may need substantial additional capital. The Company is currently considering possible sources of  this additional capital, including raising capital through the issuance of debt or equity securities. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to fully develop or exploit our existing oil reserves, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

Fluctuation in Crude Oil Prices

Our revenues are subject to the prevailing worldwide price for crude oil and spot prices. Prices received for oil and gas production have been and remain volatile and unpredictable. If oil prices decline significantly, even if only for a short period of time, the Company's revenues and cash flows would be materially adversely affected.

Fluctuations in Production; Profitability

In order to maximize production, our drilling operations require constant maintenance. Due to our lack of liquidity, the Company has been forced to defer maintenance, which has had a negative impact on the Company's oil production. In addition, our oil drilling and pumping operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the drilling layer and other geological conditions can be expected in the future to have, a significant impact on our operating results. We have experienced disruption of oil production due to deferred maintenance, which has adversely affected our revenues. If we continue to be unable to meet the maintenance requirements due to lack of liquidity or otherwise, prolonged disruption of production could result, which would result in a decrease in our revenues and profitability. Other factors affecting the production and sale of our oil that could result in decreases in our profitability include:

•	changes in laws or regulations, including permitting requirements;
•	litigation;
•	work stoppages or other labor difficulties;
•	labor shortages;
•	changes in oil market and general economic conditions.

Environmental and Regulatory Factors

The oil drilling industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. However, the possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers' ability to use oil and may require us or our customers to significantly change operations or to incur substantial costs. We believe that our operations in China are in compliance with China's applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures.

Reserve Degradation and Depletion

Our profitability depends substantially on our ability to exploit our oil reserves at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being drilled at costs comparable to those characteristics of the depleting oil field. We may in the future acquire oil reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at Qian'an 112 and at oil fields that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines.

Reserves – Title; Leasehold Interests

Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or assumptions underlying our reserve estimates could cause the quantities and net present value of our reserves to be overstated or understated.

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this report represents estimates prepared by our internal engineers and examined by independent petroleum consultants. Estimation of reserves is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

•	historical production from an area compared with production from similar producing areas;

•	assumed effects of regulation by governmental agencies;
•	assumptions concerning future oil and natural gas prices, future operating costs and capital expenditures; and
•	estimates of future severance and excise taxes, workover and remedial costs.

Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The net present values referred to in this report should not be construed as the current market value of the estimated oil reserves attributable to our properties. In accordance with SEC requirements, the estimated discounted net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.

Acquisitions

We are seeking to expand our operations and oil reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of oil reserves. Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;
•	problems that could arise from the integration of the acquired business;
•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and
•	unexpected development costs, that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our operations are primarily located in China and may be adversely affected by changes in the policies of the Chinese government.

The political environment in the PRC may adversely affect the Company's business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair the Company's business, profits or prospects in

China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The Chinese government exerts substantial influence over the manner in which the company must conduct its business activities.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require the Company to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material adverse effect on the business, operations, financial condition and prospects of the Company.

Future inflation in China may inhibit economic activity and adversely affect the Company's operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and within which some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company's business operations and prospects in the PRC.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

The Renminbi is not a freely convertible currency at present. The Company receives all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE," formerly, "State Administration of Exchange Control"), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the "FX regulations"). "Current account" items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other non-current account items, known as "capital account" items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

Future fluctuation in the value of the Renminbi may negatively affect the Company's ability to convert its return on operations to U.S. dollars in a profitable manner and its sales globally.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

Risks from the recent outbreak of severe acute respiratory syndrome in various parts of mainland China, Hong Kong and elsewhere.

Since early 2003, Mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the affected population and business and economic activity generally in the affected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company's business and operations. The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company's hotel and travel related revenues, disrupt the Company's staffing or otherwise generally disrupt the Company's operations, result in higher operating expenses, severely restrict the level of economic activity generally, or otherwise adversely affect products, services and usage levels of the Company's services in affected areas, all of which may result in a material adverse effect on the Company's business and prospects.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

Our Authorized Preferred Stock Exposes Stockholders To Certain Risks.

Our Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $.001 per share. To date, no shares of preferred stock have been issued. The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our Common Stock Has A Limited And Volatile Trading History.

Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which the Company's common stock has traded have fluctuated fairly widely.

The Trading Price Of Our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price.

The trading price of our common stock has frequently traded below $1.00 per share. During the period(s) that our stock trades below this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any "penny stock" transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of the Company's common stock could be severely limited by these regulatory requirements.

Stockholders Should Have No Expectation Of Any Dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

ITEM 2. DESCRIPTION OF PROPERTY

China North East Petroleum's principle headquarters are located in Song Yuan City, in the People's Republic of China. The Company leases an approximately 7,747 square foot facility for approximately $11,896 per year. These headquarters house all of the Company's administrative and clerical staff.

The Company's crude oil exploration and production operations are conducted on property which is located in the Jilin Oil Region and designated as Qian'an Oil Field Zone 112 ("Qian'an 112").

The Company also has an office located at Qian'an 112. The Company owns the buildings although the land is leased. Actual oil exploration and production operations are controlled from this office and housing is provided for up to 60 workers. The Company pays no rent for use of this space and has no written agreement or formal arrangement. No other businesses operate from this office.

The Company has no current plans to occupy any additional office space.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

CNEH common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "CNEH.OB". As of March 27, CNEH had approximately 104 holders of record. Presented below is the high and low bid information of CNEH's common stock for the periods indicated. The source of the following information is Merrill Lynch. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2005:
First Quarter	$1.08	$.30
Second Quarter	$.58	$.23
Third Quarter	$.89	$.25
Fourth Quarter	$.80	$.23
FISCAL YEAR ENDING DECEMBER 31, 2004:
First Quarter	$3.00	$1.05
Second Quarter	$2.00	$1.25
Third Quarter	$1.25	$.51
Fourth Quarter	$1.17	$.40
FISCAL YEAR ENDING DECEMBER 31, 2003:
First Quarter	$2.50	$.75
Second Quarter	$2.25	$1.00
Third Quarter	$1.25	$1.00
Fourth Quarter	$1.75	$.25

EQUITY COMPENSATION PLAN INFORMATION

The Company issued no options, warrants or other rights to acquire the Company's securities during 2005.The following table provides information as of December 31, 2005 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

PLAN CATEGORY	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	0

Our common shares are issued in registered form. Interwest Transfer Co. Inc. (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares.

On March 27, 2006, the shareholders' list of our common shares showed 104 registered shareholders and 18,524,080 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	Our expectation of continued growth in the demand for our oil;
•	Our expectation that we will continue to have adequate liquidity from cash flows from operations;

•	A variety of market, operational, geologic, permitting, labor and weather related factors; and
•	The other risks and uncertainties which are described below under "RISK FACTORS", including, but not limited to, the following:
•	Unanticipated conditions may cause profitability to fluctuate.
•	Decreases in purchases of oil by our customer will adversely affect our revenues.

Overview

We are engaged in the extraction and production of crude oil in Jilin Province, People's Republic of China, through Song Yuan City Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of Hong Xiang organized and existing under the laws of the People's Republic of China. The oil field is designated Jilin Qian'an Oil Field Zone 112 ("Qian'an 112"), located approximately 9 kilometers southwest of Qian'an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the "Exploration Contract") among PetroChina Group, a corporation organized and existing under the laws of the People's Republic of China ("PetroChina"), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People's Republic of China ("Yu Qiao") and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian'an 112. Pursuant to the Exploration Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Exploration Contract; and Yu Qiao is entitled to 2% of our output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina.

In connection with the Exploration Contract, Yu Qiao advanced the Company 28,001,602 RMB (approximately $3,452,725) for equipment and materials to develop the Company's initial 20 wells (the "Advance"). The Company and Yu Qiao agreed that until the Advance was repaid in full, 100% of the Company's revenues from the sale of crude oil to PetroChina would be retained by Yu Qiao. As of September 30, 2005, the Company repaid the Advance in full.

In addition, pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. As of March 31, 2006, Yu Qiao owed the Company 5,364,308.4 RMB (approximately $655,000) in payments that it has yet to forward to the Company. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao currently owes to the Company by May 30, 2006. In the event that Yu Qiao breaches its agreement, a related party has guaranteed Yu Qiao's payment.

In addition, the Company is currently negotiating with PetroChina to have all payments for crude oil sales delivered directly to the Company. The Company expects this agreement to be effective by the end of the third quarter. However, until such time as this agreement is effective, all payments by PetroChina will continue to be paid directly to Yu Qiao. Yu Qiao has represented to the Company that it will forward to the Company its portion of these payments monthly.

As a result of the terms of the Exploration Contract and Yu Qiao's failure to forward payments to the Company, the Company has lacked liquidity. As a result the Company has been forced to defer oil well maintenance, which reduced the Company's oil production in 2005 by approximately 30% over production levels in 2004.

The Company's reduced production has been offset by higher crude oil prices. The Company is paid the FOB price on the first day of each month established by the Singapore crude oil spot market. Prices in 2005 averaged 3,400 RMB per ton or approximately $61.00 per barrel, which represents an increase of 146% over 2004.

Our cost of net revenues consists of cost of labor, well service and repair, location maintenance, power and fuel, transportation, oil and gas disposal fees, costs related to underpit operations and production related general and administrative costs.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems.

Results of Operations

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004

Revenues. Revenues for 2005 decreased slightly to $1,412,232 from $1,430,680 in 2004 as a result of a decrease in oil production. Oil production in 2005 was 3,731 tons as compared to 5,518 tons in 2004. The Company's oil production decreased as a result of two factors: deferred oil well maintenance, which accounted for approximately 30% of the decrease; and a longer rainy season with heavier than normal rainfall, which accounted for approximately 70% of the decrease. The rains negatively impacted the Company's well maintenance and underpit operations. During the 2005 rainy season, the Company's oil production was 2,232 tons as compared to 3,126 tons for the same period in 2004.

Cost of sales. Cost of sales decreased by 34% from $569,913 for the year ended December 31, 2004 to to $377,654 for the year ended December 31, 2005. The decrease in cost of sales resulted primarily from lower production.

Operating Expenses. Operating expenses increased by 142% from $538,545 for the year ended December 31, 2004 to $1,302,964 for the year ended December 31, 2005. The increase in operating expenses resulted primarily from increased professional fees, including legal fees, incurred in connection with being a U.S. publicly traded company and the non-cash payment of consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had cash and cash equivalents of $6,461, other current assets of $395,193 and current liabilities of approximately $4.2 million. To date, due to issues with Yu Qiao discussed below, the Company has financed it operations primarily by advances from related parties and bank borrowings.

As of December 31, 2005 and March 31, 2006, Yu Qiao owed the Company approximately $350,000 and $655,000, respectively,  for oil revenues paid to Yu Qiao by PetroChina. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay all amounts owed to the Company as of March 31, 2006 by May 30, 2006.  A related party has guaranteed this obligation.

In addition, the Company is currently negotiating with PetroChina an amendment to the Exploration Contract that would require PetroChina to make all payments for crude oil sales directly to the Company.  The Company expects this agreement to be completed by the end of the third quarter.  Until this amendment has been completed, PetroChina will continue to make payments to Yu Qiao.  Yu Qiao has represented to the Company that it will forward to the Company its portion of these payments monthly. To date, the Company has financed its operations primarily from borrowings from certain related parties and a stockholder. As of December 31, 2005, the Company owed approximately $2.3 million to these individuals.

In addition, on July 15, 2005 and September 22, 2005 the Company secured two bank loans in the amounts of $247,831 and $123,916, respectively. In February, 2006, the Company negotiated a six month extension of the loan originally due in January 2006.

Uses and Sources of Liquidity

As a result of the Company's lack of liquidity to date, the Company has deferred oil well repair and maintenance, which has had a negative impact on the Company's oil production and revenues. As the Company's cash flows improve, the Company is expected to use a significant portion of its cash for costs and expenses necessary to maintain continued operations as well as repayment of outstanding debt. In addition, the Company expects to use internally generated net cash provided by operation activities to construct new wells at Qian'an 112.

Cash From Operations.  Cash provided by operations decreased to $723,282 in 2005 from $813,554 in 2004 as a result of decreased oil production.

Cash From Investing. Cash used in investing activities decreased to $60,871 in 2005 from $128,049 in 2004 primarily as a result of the disposal of fixed assets in the amount of $182,005.

Cash From Financing. Cash used in financing activities was $572,838 as compared to $692,417 used in 2004 as a result of the repayment by the Company of advances made by a related party.

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

CRITICAL ACCOUNTING POLICIES

Proved Reserves. Proved oil and gas reserves, as defined by SEC Regulation S-X Rule 4-10(a) (2i), (2ii), (2iii), (3) and (4), are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The Company's estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates, made by the Company's engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

 Properties and Equipment. The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil and gas properties.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN No. 46R does not have an impact as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company's adoption of SFAS No. 123R is not expected to have an impact on the Company's financial condition or results of operation.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"("SFAS 151 ") This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The guidelines of this statement are not applicable to the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of Company's Independent Auditor appears at Page F-1 hereof, the Financial Statements of CNEH appear at Page F-2 through F-13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-KSB, the Company conducted an evaluation, under the supervision and with the participation of its President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Jimmy Cheung & Co., Certified Public Accountants, identified deficiencies in the Company's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of the Company's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB.

In addition, the Company determined that it materially overstated its proved oil and gas reserves for the 2003 and 2004 fiscal years as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission's Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Management of the Company recently revised its estimates of proved oil and gas reserves based on the Estimated Net Reserves and Income Data Report prepared by R.A. Lenser and Associates, Inc., an energy consulting firm, for the 2003 – 2005 fiscal years. Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission's Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the 2003 and 2004 Financial Statements is necessary because the reserve estimates, which are outlined in detail in the Supplemental Oil and Gas Disclosures (unaudited) note to the financial statements, also resulted in inappropriate characterization of other results in the Company's balance sheets and statements of income and cash flows of and for the years ended December 31, 2003 and December 31, 2004, including, without limitation, depreciation and amortization of oil and gas properties and reserve amounts.

Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

The Company is in the process of improving its internal controls in an effort to remediate these deficiencies through improved supervision, education and training of our management and accounting staff. Additional effort is needed to fully remedy these deficiencies and the Company is continuing its efforts to improve and strengthen its control processes and procedures. The Company's management and directors will continue to work with the Company's auditors and other outside advisors to ensure that its controls and procedures are adequate and effective.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position	Director Since
Hong Jun Wang	34	President and Chairman of the Board	May 2004
Guo Ping Wei	38	Director and Chief Executive Officer	May 2004
Li Guo Yu	33	Director	June 2005
Yang Zhang	24	Chief Financial Officer

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

HONG JUN WANG has served as Chairman and President of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. From 1985 to 1987, Mr. Wang was a Researcher for Tai Quin Petroleum Institute at Jilin Province, specializing in petroleum exploration and production matters. From 1989 to 1992, he was a researcher at the State Economy Faculty of Jilin University. From 1992 to 2003, Mr. Wang worked for Jilin Oil Field and Drilling Company as an Executive with the responsibility of overseeing operations and coordinating various projects.

GUO PING WEI has served as a Director of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. From April 1991 to March 1997, Mr. Wei was the Executive Officer for the Government Office of Heilongjiang Province where he was responsible for evaluation and approval of business projects. From March 1997 to March 2002, he was General Manager of Shui Tak Chemical Company Limited and was responsible for handling day-to-day operations and strategic planning. Mr. Wei received a bachelor degree from the Heilongjiang Petrochemical Institute.

LI GUO YU has served as Director of the Company since June 2005. In 2003, Mr Yu was elected a director of Harbin Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of the Registrant. From 2000 to 2003, Mr. Yu was employed by Jilin Yong Ji Wan Tong Tong Xun Hang as General Manager. Prior, Mr. Yu was employed by the Department of Industrial & Commercial Bank of China as Vice Manager of Human Resources from 1997 to 2000. Mr. Yu received a bachelor degree in International Finance from Jilin Financial College.

YANG ZHANG has served as Chief Financial Officer of the Company since January 1, 2006. Prior, Mr. Zhang was employed by Gloria International Hotel Group, from October 2004 through October 2005, as controller of the Harbin Gloria Inn, where he gained experience devising fund plans, overseeing budget management, and realizing financial operation objectives. Mr. Zhang received a degree from London College of International Business Study and also a degree in accounting from London South Bank University.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

DIRECTOR COMPENSATION

We reimburse our directors for their reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or our committees.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our board of directors consists of three members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. None of the members of the board of directors is "independent" as defined under the rules of the NASDAQ Stock Market.

Audit Committee Financial Expert. Our Board of Directors has determined that it Mr. Zhang qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics, however, we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar function. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

At this stage of our development, we have elected not to expend our limited financial resources to implement these measures. It is possible that if we were to adopt some or all of the corporate governance measures described in this section, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made pursuant to objective criteria, by disinterested directors and that policies had been implemented to define responsible conduct.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, other than Li Guo Yu who did not timely file a Form 3 when he was appointed to the Company's Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

Particulars of compensation awarded to, earned by or paid to:

(a)      our chief executive officer;

(b)      each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)      any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE

			Annual Compensation	Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Wang Hong Jun, President & Chairman	2005	$0.00	$0.00	0	$0.00
	2004	$0.00	$0.00	0	$0.00
	2003	$0.00	$0.00	0	$0.00

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of 0.1239 dollars to one RMB.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2005, 2004 or 2003. No employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of March 27, 2006 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company's outstanding stock; (b) each director; (c) the Company's chief executive officer; and (v) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 18,524,080 shares of common stock outstanding, as of March 27, 2006.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares(2)	% of Class of Stock Outstanding(3)
5% Holders
Hong Jun Li	1,496,000	8.2%
Executive Officers and Directors
Hong Jun Wang	6,732,000	36.8%
Guo Ping Wei	6,732,000	36.8%
Li Guo Yu	250,000	1.35%
Yang Zhang	0	-
All Directors and Executive Officers as a Group (4) persons	13,714,000	74.95%

(1)	Unless otherwise indicated, the address of the foregoing stockholders is 20337 Rimview Place, Walnut, California, 91789.
(2)

Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of March 27, 2006.

(3)	Based on 18,524,080 shares of Common Stock outstanding on March 27, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, except the issuance by the Company to Li Guo Yu of 250,000 shares of the Company's common stock for consulting services rendered in February 2005.  Mr. Yu was appointed to the Company's Board of Directors in June 2005.

PART IV

ITEM 13. EXHIBITS

Exhibit No.	Description
2.2

Distribution Agreement between Draco Holding Corporation and Jump'n Jax, dated April 30, 2004, is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2004.

2.3

Agreement for Share Exchange dated as of March 29, 2004, by and among Draco Holding Corp., Hong Xiang Petroleum International Holdings, Ltd., and the shareholders of Hong Xiang is incorporated herein by reference from Registrant's Current Report on Form 8-K filed with the SEC on March 30, 2004.

3.1	Articles of Incorporation is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	By-laws is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant's Information Statement on Form 14C filed with the SEC on May 26, 2004.
4.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant's Registration Statement on Form S-8 filed with the SEC on February 27, 2006.
10.7

Loan Contract between Song Yuan City Yu Qiao Qian'an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant's Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.8

Loan Contract between Song Yuan City Yu Qiao Qian'an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant's Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.9

Warranty Deed between Lien holder: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Mortgager: Wang Hongjun, Sun Jishuang is incorporated herein by reference from Registrant's Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.10

Guarantee Contract between Creditor: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Assurer: Songyuan City Hongxiang Petroleum Technical Services Co., Ltd is incorporated herein by reference from Registrant's Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.11

Qian-112 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company; Song Yuan City Yu Qiao Oil and Gas Development Company Limited, dated as of May 28, 2002.

10.12	Debts Settlement Agreement between Songyuan City Yuqiao Qianan Hong Xiang Oil and Gas Development Co., Ltd and Songyuan City Yuqiao Oil and Gas Development Co., Ltd, dated as of April 12, 2006. (Translated from the original Mandarin)
10.13	Guarantee Agreement between: Songyuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd and Guarantor dated as of April 12, 2006. (Translated from the original Mandarin)
14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
23.1	Consent of Jimmy C.H. Cheung & Co., CPA
23.2	Consent of R.A. Lenser & Associates
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy Cheung & Co., Certified Public Accountants, are the Company's independent auditors engaged to examine the financial statements for the fiscal years ended December 31, 2004 and December 31, 2005. The Company has paid the following fees to these accountants for these fiscal years:

Jimmy Cheung & Co., Certified Public Accountants, was paid aggregate fees of approximately $70,000 for the fiscal year ended December 31, 2004 and approximately $52,000 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports or other statutory and regulatory filings during these fiscal years.

Jimmy Cheung & Co., Certified Public Accountants, was not paid any additional fees for the fiscal years ended December 31, 2004 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Jimmy Cheung & Co., Certified Public Accountants, was not paid any aggregate fees for the fiscal years ended December 31, 2004 and December 31, 2005 for professional services rendered for tax compliance, tax advice or tax planning.

Jimmy Cheung & Co., Certified Public Accountants, was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED
By: /s/ Hong Jun Wang
Hong Jun Wang,
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hong Jun Wang	Chairman of the Board and President	April 14, 2006
Hong Jun Wang	(Principal Executive Officer)
/s/ Guo Ping Wei	Director and Chief Executive Officer	April 14, 2006
Guo Ping Wei

/s/ Li Guo Yu	Director	April 14, 2006
Li Guo Yu

/s/ Yang Zhang	Chief Financial Officer, Treasurer	April 14, 2006
Yang Zhang	(Principal Accounting and Financial Officer)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

   Jimmy C.H. Cheung & Co
     Certified Public Accountants                                         Registered with the Public Company
     (A member of Kreston International)                                    Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China North East Petroleum Holdings Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2004.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: March 30, 2006 except for Note 1(E), 4 and 11(c), to which the date is April 12, 2006.

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

ASSETS
		Restated
		(Note 2)
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$6,461	$787
Accounts receivable - due by a non-operating interest owner	350,577	-
Other receivables and prepaid expenses	44,616	23,055
Total Current Assets	401,654	23,842

OIL AND GAS PROPERTIES, NET	4,546,128	4,621,781

FIXED ASSETS, NET	210,822	212,633
TOTAL ASSETS	$5,158,604	$4,858,256

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$563,777	$409,404
Due to a non-operating interest owner	-	965,755
Other payables and accrued liabilities	324,640	199,634
Due to a director and a stockholder	1,038,566	2,356,529
Due to related parties	1,295,762	-
Notes payable	371,747	-
Other loans payable	43,371	-
Income tax payable	603,500	341,959
Total Current Liabilities	4,241,363	4,273,281

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized,
18,274,080 shares issued and outstanding as of
December 31, 2005; 20,089,080 shares issued and
outstanding as of December 31, 2004)	18,274	20,089
Additional paid-in capital	1,404,959	316,928
Retained (deficit) earnings
Unappropriated	(497,255)	237,508
Appropriated	75,162	10,450
Accumulated other comprehensive loss	(83,899)	-
Total Stockholders’ Equity	917,241	584,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,158,604	$4,858,256

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		Restated
		(Note 2)
	2005	2004

NET SALES	$1,412,232	$1,430,680

COST OF SALES
Production costs	243,521	378,446
Management fee	28,244	28,614
Depreciation - oil and gas properties	107,344	162,853
Gain on disposal of oil and gas properties	(1,455)	-
Total cost of sales	377,654	569,913

GROSS PROFIT	1,034,578	860,767

OPERATING EXPENSES
General and administrative expenses	167,291	132,530
Consulting fees	948,000	325,262
Legal and professional fees	155,227	50,000
Depreciation - fixed assets	32,446	30,753
Total Operating Expenses	1,302,964	538,545

(LOSS) INCOME FROM OPERATIONS	(268,386)	322,222

OTHER INCOME (EXPENSES)
Other expenses	(434)	(1,082)
Other income	86	-
Interest expenses	(152,473)	(92,117)
Interest income	401	103
Total Other Expenses, net	(152,420)	(93,096)

(LOSS) INCOME BEFORE TAXES	(420,806)	229,126

INCOME TAX EXPENSE	(249,245)	(223,077)

NET (LOSS) INCOME	$(670,051)	$6,049

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(83,899)	-

COMPREHENSIVE (LOSS) INCOME	(753,950)	6,049

Net loss per share-basic and diluted	$(0.036)	$-

Weighted average number of shares outstanding during the year-
basic and diluted	18,377,038	19,539,791

 The accompanying notes are an integral part of these financial statement

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			As restated (Note 2)
	Common stock
	Number of shares	Amount	Additional paid-in capital	Unappropriated retained earnings (deficit)	Appropriated retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2003	18,700,000	$18,700	$81,300	$241,909	-	-	$341,909
Issuance of common stock in reverse merger	1,199,080	1,199	(1,199)	-	-	-	-
Issuance of common stock for services	90,000	90	99,810	-	-	-	99,900
Issuance of common stock for services	100,000	100	44,900	-	-	-	45,000
Net income for the year	-	-	-	6,049	-	-	6,049
Imputed interest on advances from
a director and a stockholder	-	-	92,117	-	-	-	92,117
Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	(10,450)	10,450	-	-
Balance at December 31, 2004	20,089,080	20,089	316,928	237,508	10,450	-	584,975
Issuance of common stock for services	750,000	750	809,250	-	-	-	810,000
Issuance of common stock for services	150,000	150	137,850	-	-	-	138,000
Cancellation of stock capital	(2,715,000)	(2,715)	2,715	-	-	-	-
Net loss for the year	-	-	-	(670,051)	-	-	(670,051)
Other comprehensive loss	-	-	-	-	-	(83,899)	(83,899)
Imputed interest on advances from a director,
a stockholder and related parties	-	-	138,216	-	-	-	138,216
Transfer from retained earnings (deficit) to
statutory and staff welfare reserves	-	-	-	(64,712)	64,712	-	-
Balance at December 31, 2005	18,274,080	$18,274	$1,404,959	$(497,255)	$75,162	$(83,899)	$917,241

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		Restated
		(Note 2)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(670,051)	$6,049
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation of oil and gas properties	107,344	162,853
Depreciation of fixed assets	32,446	30,753
Stocks issued for services	948,000	144,900
Imputed interest expenses	138,216	92,117
Gain on disposal of oil and gas properties	(1,455)	-
Changes in operating assets and liabilities
Increase in accounts receivable from a non-operating
interest owner	(350,577)	-
(Increase) decrease in other receivables and
prepaid expenses	(21,561)	116,678
Increase (decrease) in accounts payable	154,373	(152,235)
Increase in other payables and accrued liabilities	125,006	189,604
Increase in income tax payable	261,541	222,835
Net cash provided by operating activities	723,282	813,554
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(212,241)	(20,792)
Purchase of fixed assets	(30,635)	(107,257)
Proceeds on disposal of oil and gas properties	182,005	-
Net cash used in investing activities	(60,871)	(128,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	371,747	-
Increase in other loans payable	43,371	-
Decrease in additional paid-in capital	-	(504,800)
(Decrease) increase in due to a director and a stockholder	(1,317,963)	1,092,667
Increase in amount due to related parties	1,295,762	-
Decrease in due to a non-operating interest owner	(965,755)	(1,280,284)
Net cash used in financing activities	(572,838)	(692,417)
EFFECT OF EXCHANGE RATE ON CASH	(83,899)	-
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	5,674	(6,912)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	787	7,699
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,461	$787
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expenses	$14,257	$-

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco was authorized to issue 20,000,000 shares of common stock of $0.001 par value.

Hong Xiang Petroleum Group Limited (“Hong Xiang Petroleum Group”) was incorporated in the British Virgin Islands (“BVI”) on August 28, 2003 as an investment holding company.

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

On March 29, 2004, Draco executed a Plan of Exchange (“the Agreement”) with all the stockholders of Hong Xiang Petroleum Group to exchange 18,700,000 shares of common stock of Draco for 100% of the outstanding shares of Hong Xiang Petroleum Group.

The Agreement was consummated on April 30, 2004. As a result of the Agreement, the exchange of shares with Hong Xiang Petroleum Group have been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Hong Xiang Petroleum Group obtained control of the consolidated entity (“North East Petroleum”). Accordingly, the merger of North East Petroleum and Hong Xiang Petroleum Group has been recorded as a recapitalization by Hong Xiang Petroleum Group, with Hong Xiang Petroleum Group being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively.

Accordingly, the financial statements include the following:

a)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost; and

b)	The statements of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

On June 28, 2004, the Articles of Incorporation of Draco were amended to change its name to China North East Petroleum Holdings Limited and to increase its authorized shares of common stock from 20,000,000 to 50,000,000.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(C)

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions are for estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company to R.A. Lenser and Associates, Inc. of Houston, Texas for the years ended December 31, 2005 and 2004, respectively. In 2005, management's estimate of its proved reserves was revised downward from 1,154,469 barrels of oil to about 1,112,632 barrels. This revision was based on the decline trend established by the application of appropriate decline curves, Iso-ultimate recovery curves, or other performance relationships for depletion-type reservoirs. While reserves are not reflected on the Company's Consolidated Balance Sheets, the revision in estimate only affects the depreciation expense associated with its oil and gas properties which is calculated on the basis of proved reserves. The change was accounted for as a revision in an estimate, and the effect on net loss was approximately $1,253.

(D)	Cash and cash equivalents For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.

An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them. No allowance has been recorded as of December 31, 2005 as the debt owed by the non-operating interest owner is guaranteed by a related party.

(F)

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(G)

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Furniture, fixtures and equipment	5 Years
Motor vehicles	5 Years
(H)

Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. For the years ended December 31, 2005 and 2004, the Company has not recognized any allowances for impairment.

(I)

Fair value of financial instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party), accrued liabilities, notes payable and other loans payable approximate their fair values because of the short-term nature of these instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

(J)

Revenue recognition

The Company recognizes revenue upon the delivery of its share of crude oil extracted to the Sub-Owner at which time title passes to the Sub-Owner; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)

Management fee

In connection with the arrangement of production activities, the Company pays a management fee of 2 percent on sales to the non-operating interest owner, which is charged to income as incurred.

The management fee expense for 2005 and 2004 was $28,244 and $28,614 respectively.

(L)

Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

(M)

Foreign currency translation

North East Petroleum, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development maintain their accounting records in their functional currencies of US$, US$, RMB and RMB respectively.

Foreign currency transactions during the year are translated to the functional currencies at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries (whose functional currencies are RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation loss for the years ended December 31, 2005 and 2004 was $83,899 and $0 respectively.

(N)

Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Comprehensive loss for the years ended December 31, 2005 and 2004 was $83,899 and $0 respectively.

(O)

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

(P)	Segments The Company operates in only one segment. Thereafter segment disclosure is not presented.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(Q)

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

(R)

Asset retirement obligations

The Company adopts the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as a part of the cost of the related asset. In regards to the Company, asset retirement obligations primarily relate to the abandonment of oil producing facilities. The Company did not incur and does not anticipate to incur any material dismantlement, restoration and abandonment costs given the nature of its producing activities and current PRC regulations surrounding such activities.

(S)

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN No. 46R does not have an impact as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company’s adoption of SFAS No. 123R is not expected to have an impact on the Company’s financial condition or results of operation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs -- an amendment of ARB No. 43, Chapter 4”(“SFAS 151”) This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The guidelines of this statement are not applicable to the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(S)

Recent accounting pronouncements (Continued)

In December 2004, the FASB issued SFAS no. 153, Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidelines of this statement are not applicable to the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

In April 2005, the FASB issued FSP 19-1, Accounting for Suspended Well Costs. FSP 19-1 provides guidance on the accounting for exploratory well costs. It states that for companies using the successful efforts method of accounting for capitalized costs, if an exploratory well is drilled but is not found to have proved reserves, even if it shows reserves, but the reserves cannot be considered proved, then the capitalized costs of drilling the well are expensed. This pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows because the Company does not use the successful efforts method of accounting for capitalized costs.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provision at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS No. 154 on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 24, 2006, the Company’s Board of Directors determined that the Company should restate its consolidated financial statements and other financial information for its fiscal years ended December 31, 2003 and December 31, 2004 (the “2003 and 2004 Financial Statements”). The Company determined that it materially overstated its proved oil and gas reserves for the 2003 and 2004 fiscal years as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Management of the Company recently revised its estimates of proved oil and gas reserves based on the Estimated Net Reserves and Income Data Report dated March 29, 2006 prepared by R.A. Lenser and Associates, Inc., an energy consulting firm, for the 2003 to 2005 fiscal years. Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the 2003 and 2004 Financial Statements is necessary because the reserve estimates, which are outlined in detail in Note 13 to the Consolidated Financial Statements, Supplemental Oil and Gas Disclosures (unaudited), also resulted in inappropriate characterization of other results in the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the period from April 1, 2003 (Inception) to December 31, 2003 and year ended December 31, 2004, including, without limitation, depreciation and amortization of oil and gas properties. As a result, the net income for the period ended December 31, 2003 and year ended December 31, 2004 was overstated by $59,631 and $63,615 respectively. The oil and gas properties at December 31, 2003 and December 31, 2004 were overstated by $89,002 and $212,719 respectively and income tax payable at December 31, 2003 and December 31, 2004 by $29,371 and $89,473 respectively. Accordingly, the Company has restated its previously issued 2003 and 2004 Financial Statements including unaudited condensed quarterly financial statements to give effect to the new reserve estimates.

			Period from April 1,
	December 31,		2003 (Inception) to	Period from April 1,
	2004	December 31,	December 31, 2003	2003 (Inception) to
	(As Previously	2004	(As Previously	December 31, 2003
Statement of Operations	Reported)	(As Restated)	Reported)	(As Restated)

Net sales	$1,430,680	$1,430,680	$868,194	$868,194
Cost of sales	(446,196)	(569,913)	(306,855)	(395,857)
Gross profit	984,484	860,767	561,339	472,337
Operating expenses	(538,545)	(538,545)	(111,554)	(111,554)
Income from operations	445,939	322,222	449,785	360,783
Other (expenses) income	(93,096)	(93,096)	250	250
Income before taxes	352,843	229,126	450,035	361,033
Income tax expenses	(283,179)	(223,077)	(148,495)	(119,124)
Net income	69,664	6,049	301,540	241,909
Net income per share-basic and diluted	$0.004	$-	$0.02	$0.013
Weighted average number of shares outstanding
during the year-basic and diluted	19,539,791	19,539,791	18,700,000	18,700,000

	December 31,		December 31,
	2004	December 31,	2003	December 31,
	(As Previously	2004	(As Previously	2003
Balance sheet	Reported)	(As Restated)	Reported)	(As Restated)

Current assets	$23,842	$23,842	$147,432	$147,432
Oil and gas properties and fixed assets, net	5,047,133	4,834,414	4,988,973	4,899,971
Total assets	5,070,975	4,858,256	5,136,405	5,047,403

Liabilities	4,362,754	4,273,281	4,230,065	4,200,694

Stockholders’ equity
Common stock	20,089	20,089	-	19,899
Capital	-	-	604,800	-
Additional paid-in capital	316,928	316,928	-	584,901
Retained earnings	371,204	247,958	301,540	241,909
	708,221	584,975	906,340	846,709
Total liabilities and stockholders’ equity	$5,070,975	$4,858,256	$5,136,405	$5,047,403

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

3.

OIL AND GAS PROPERTIES

In December 2002, the Company entered into a Co-operative Exploration Contract (the "Contract") with a non-operating interest owner in respect of the development rights to the proven reserves in the Qian'an Oil Field Zone 112 (the "Zone") in Jilin Oil Region for 20 years (the "Contract Period"). The non-operating interest owner obtained the right through a Co-operative Exploration Contract with Jilin Office, PetroChina Group ("Sub-Owner").

In accordance with the Contract, the Company was responsible for providing working capital and developing the Zone. Production from the Zone is shared in the following manner:-

Contract period	For Sub-Owner	For the Company

First 10 years, commencing January 3, 2002	20%	80%
Remaining 10 years	40%	60%

Under the Contract, the Company will pay a management fee of 2% on the net sales pertaining to the Company to the non-operating interest owner.

The following is a summary of oil and gas properties at December 31, 2005 and 2004:

		Restated
		(Note 2)
	2005	2004

Oil and gas properties, proven reserves	$4,932,517	$4,902,281
Less: accumulated depreciation	386,389	280,500
Gas and oil properties, net	$4,546,128	$4,621,781

Depreciation expense for the years ended December 31, 2005 and 2004 was $107,344 and $162,853 respectively.

4.

ACCOUNTS RECEIVABLE – DUE BY A NON-OPERATING INTEREST OWNER

Pursuant to the terms of the Contract, all payments by the Sub-Owner for sales of the Company’s crude oil are paid to the non-operating interest owner, who forwards the payment to the Company after deducting its management fee. As of December 31, 2005, the non-operating interest owner owed the Company $350,577 in payments that it has yet to forward to the Company. On April 12, 2006, the Company and the non-operating interest owner entered into a settlement agreement pursuant to which the non-operating interest owner agreed to pay to the Company all amounts that the non-operating interest owner owes to the Company by May 30, 2006. In the event that the non-operating interest owner breaches its agreement, a related party has guaranteed the non-operating interest owner’s payment.

No allowance for doubtful accounts has been recorded as of December 31, 2005 as the debt owed by the non-operating interest owner is guaranteed by a related party.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

5.	FIXED ASSETS The following is a summary of fixed assets at December 31, 2005 and 2004:

	2005	2004

Buildings	$140,278	$140,278
Furniture, fixtures and equipment	8,552	8,552
Motor vehicles	134,651	104,016
	283,481	252,846
Less: accumulated depreciation	72,659	40,213
Fixed assets, net	$210,822	$212,633

Depreciation expense for the years ended December 31, 2005 and 2004 was $32,446 and $30,753 respectively.

6.	OTHER PAYABLES AND ACCRUED LIABILITIES Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Other payables	$99,642	$70,894
Accrued professional fees	164,727	50,000
Other accrued liabilities	60,271	78,740
	$324,640	$199,634

7.	NOTES PAYABLE Notes payable at December 31, 2005 and 2004 consist of the following:

	2005	2004

Note payable to a bank, interest rate of 10.44%
per annum, guaranteed by a related company,
due January 2006 in default and under
negotiation for extension for six months	$123,916	$-

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2006	247,831	-
	$371,747	$-
Interest expense paid for the year ended December 31, 2005 was $13,867.

8.

OTHER LOANS PAYABLE

This represents short-term loans advanced by third parties to the Company in October 2005. Interest is charged at 3.6% per annum.

Interest expense for the year ended December 31, 2005 was $390.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

9.	COMMITMENTS AND CONTINGENCIES

(A)

Employee benefits

The full time employees of Hong Xiang Oil Development are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2005 and 2004 were $2,751 and $10,199, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)

Commitments

The Company leases office spaces from a stockholder and land spaces from a third party under two operating leases which expire on June 30, 2015 and September 20, 2023 at annual rental of $11,896 and $155 respectively.

As at December 31, 2005, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2006	$12,051
2007	12,051
2008	12,051
2009	12,051
Thereafter	67,552
$115,756

10.	STOCKHOLDERS’ EQUITY

(A)

Stock issuances

On March 29, 2004, the Company executed a Plan of Exchange pursuant to which the Company issued 18,700,000 new shares of common stock to the stockholders of Hong Xiang Petroleum Group in exchange for 100% of registered capital of Hong Xiang Petroleum Group. The Plan of Exchange was consummated on April 30, 2004.

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

During 2005, a stockholder of the Company returned 2,715,000 shares of common stock to the Company for cancellation.

During 2005, the Company issued 750,000 and 150,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or at $1.08 and $0.92 per share respectively, yielding an aggregate value of $810,000 and $138,000 respectively. The expense of the services was charged to operations in the accompanying financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

10.	STOCKHOLDERS’ EQUITY (CONTINUED)

(B)

Appropriated retained earnings

The subsidiaries in PRC are required to make appropriations reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2005 and 2004, the Company appropriated $64,712 and $10,450, respectively to the statutory reserves funds based on its net income under the PRC GAAP.

11.	RELATED PARTY TRANSACTIONS
a)	In 2004, the Company owed a director $1,369,030 for short-term advances and imputed interest is charged at 6% per annum on the amount due. The loan was repaid in 2005.

b)	In 2005 and 2004, the Company owed a stockholder $1,038,566 and $987,499 respectively for short-term advances. Imputed interest is charged at 6% per annum on the amount due.

c)

In 2005, the Company owed a related party $1,222,029 for short-term advances. Imputed interest is charged at 6% per annum on the amount due. The related party also guarantees the debts owed by a non-operating interest owner.

d)	In 2005, the Company owed a related company $73,733 for short-term advances. Imputed interest is charged at 6% per annum on the amount due.

e)	Total interest expenses payable to the directors, a stockholder and a related company amounted to $138,216 and $92,117 for the years ended December 31, 2005 and 2004 respectively.

f)

In 2005, the Company issued 550,000 shares of common stock to a director for consulting services who was appointed after this issuance. The stock was valued at the closing price on the date of grant, or at $1.08 per share, yielding an aggregate value of $594,000.

g)	During 2005, the Company paid a stockholder $5,868 for leased office spaces.

12.

INCOME TAX

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

North East Petroleum was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2005 and 2004.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

12.

INCOME TAX (CONTINUED)

North East Petroleum has net operating loss carry forwards for income taxes amounting to approximately $1,358,000 as at December 31, 2005 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at December 31, 2005 and December 31, 2004 were $461,763 and $86,666 respectively. The net change in the valuation allowance was an increase of $375,097.

Hong Xiang Petroleum Group was incorporated in the British Virgin Islands (the “BVI”) and income earned is not subject to income tax.

Hong Xiang Technical and Hong Xiang Oil Development were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33% and no tax benefit is expected from the tax credits in the future.

The income tax expenses for 2005 and 2004 are summarized as follows:

		Restated
		(Note 2)
PRC Income Tax	2005	2004

Current	$249,245	$223,077
Deferred	-	-
	$249,245	$223,077

13.	CONCENTRATIONS AND RISKS During 2005 and 2004, 100% of the Company’s assets were located in China. The Company relied on one PRC customer for 100% of its revenue in 2005 and 2004.
14.

 SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

A.	Capitalized costs relating to oil and gas producing activities are as follows:
		Restated
		(Note 2)
	2005	2004

Proved crude oil properties	$4,932,517	$4,902,281
Accumulated depreciation, depletion and amortization	(386,389)	(280,500)
Net capitalized costs	$4,546,128	$4,621,781

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

14.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)
B.	Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:
		Restated
		(Note 2)
	2005	2004
Property acquisition costs (net of costs of properties sold)
Proved reserves	$756,057	$725,821

Property development costs	$4,176,460	$4,176,460

C.	The results of operations for oil and gas producing activities are as follows:
		Restated
		(Note 2)
	2005	2004

Net sales	$1,412,232	$1,430,680
Production costs	(243,521)	(378,446)
Management fee	(28,244)	(28,614)
Depreciation, depletion and amortization	(139,790)	(193,606)
General and administrative expenses	(167,291)	(102,530)
Income taxes expense	(249,245)	(223,077)
Results of operations from oil and gas producing activities (excluding corporate overhead and financing costs)	$584,141	$504,407

D.

Estimated quantities of proved oil and gas reserves

The following schedule estimates proved crude oil reserves attributable to the Company. Proved reserves are estimated quantities of oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

Restated
(Note 2)
Bbls
Proved oil reserves
Balance at December 31, 2003	1,229,625
Discoveries and extensions	-
Revisions of previous estimates	(34,430)
Productions	(40,726)
Balance at December 31, 2004	1,154,469
Discoveries and extensions	-
Revisions of previous estimates	(14,301)
Productions	(27,536)
Balance at December 31, 2005	1,112,632
Proved developed producing
reserves at December 31, 2005	235,311
Proved developed producing
reserves at December 31, 2004	277,148

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

14.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)
D.

Estimated quantities of proved oil and gas reserves (Continued)

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended December 31, 2005 and 2004. Estimated future cash flows were based on independent reserves evaluation from R.A. Lenser and Associates, Inc. for the years ended December 31, 2005 and 2004, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2005 and 2004, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2005 and 2004 were $55.00 and $40.60 per barrel. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carry forwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005 and 2004 is as follows:

		Restated
		(Note 2)
	2005	2004

Future cash inflows	$61,194,760	$46,871,426
Future production costs and taxes	(27,146,930)	(24,217,729)
Future development costs	(5,412,000)	(5,412,000)
Future income tax expense	(8,081,974)	(4,391,237)

Future net cash flows	20,553,856	12,850,460
Discount at 10% for timing of cash flows	(12,438,729)	(7,748,624)
Standardized measure of discounted future net cash related to proved reserves	$8,115,127	$5,101,836

Of the Company’s total proved reserves as of December 31, 2005 and 2004, 21% and 24% respectively were classified as proved developed producing. All of the Company’s reserves are located in the PRC.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

14.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)
D.

Estimated quantities of proved oil and gas reserves (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for December 31, 2005 and 2004.

		Restated
		(Note 2)
	2005	2004

Balance, beginning of year	$5,101,836	$2,883,944
Purchase of minerals in place	212,241	-
Sale of minerals in place	(182,005)	-
Sales and transfers of oil and gas produced, net
of production costs	(1,140,467)	(1,023,620)
Changes in prices and production costs	13,115,214	10,212,998
Revision of quantity estimates	(580,614)	(1,040,512)
Development costs incurred, previously estimated	-	20,792
Changes in estimated future development
and acquisition costs	-	(20,792)
Net changes in income taxes	(3,720,973)	(2,686,037)
Accretion of discount	(4,690,105)	(3,244,937)
Standardized measure, end of year	$8,115,127	$5,101,836