Form 10QSB
period 2006-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2006-05-15
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

20337 Rimview Place, Walnut, California 91789

(Address of principal executive offices)

(909) 468-2840

(Issuer’s telephone number)

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

Number of shares of common stock outstanding as of March 31, 2006: 18,524,080

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INDEX TO FORM 10-QSB
				Page No.
PART I
Item	1	.	Financial Statements - Unaudited	3

			Condensed Consolidated Balance Sheet – March 31, 2006 (Unaudited)	3

			Condensed Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited and Restated)	4

			Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited and Restated)	5

			Notes to Condensed Consolidated Financial Statements	6

Item	2.		Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item	3	.	Controls and Procedures	17

PART II				18

Item	1	.	Legal Proceedings	18

Item	2	.	Changes in Securities	18

Item	3	.	Defaults Upon Senior Securities	18

Item	4	.	Submission of Matters to a Vote of Security Holders	18

Item	5	.	Other Information	18

Item	6	.	Exhibits and Reports on Form 8-K	19

SIGNATURES				21

PART I

Item 1 – Financial Statements (Unaudited)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At March 31, 2006 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,380
Accounts receivable - due by a non-operating interest owner	767,672
Other receivables and prepaid expenses	24,708
Total Current Assets	793,760

OIL AND GAS PROPERTIES, NET	4,561,998

FIXED ASSETS, NET	206,718
TOTAL ASSETS	$5,562,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$455,494
Other payables and accrued liabilities	240,488
Due to a stockholder	1,054,456
Due to related parties	1,530,718
Notes payable	375,000
Other loans payable	25,000
Income tax payable	711,597
Total Current Liabilities	4,392,753
COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized,
18,524,080 shares issued and outstanding	18,524
Additional paid-in capital	1,530,979
Retained (deficits) earnings
Unappropriated	(374,274)
Appropriated	106,668
Accumulated other comprehensive loss	(112,174)
Total Stockholders’ Equity	1,169,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,562,476
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2006 and 2005 (Unaudited)

		Restated
		(Note 11)
	March 31, 2006	March 31, 2005

NET SALES	$435,117	$351,113
COST OF SALES
Production costs	24,201	7,652
Management fee	8,702	6,913
Resource tax	2,730	2,083
Depreciation - oil and gas properties	30,114	31,608
Gain on disposal of oil and gas properties	-	(1,455)
Total Cost of Sales	65,747	46,801

GROSS PROFIT	369,370	304,312
OPERATING EXPENSES
General and administrative expenses	20,055	37,514
Professional fees	30,773	3,500
Consulting fee	-	948,000
Depreciation - fixed assets	9,116	7,677
Total Operating Expenses	59,944	996,691
INCOME (LOSS) FROM OPERATIONS	309,426	(692,379)

OTHER INCOME (EXPENSE)
Other expenses	(34)	-
Other income	-	1
Interest expenses	(52,089)	(34,442)
Interest income	-	8
Total Other Expenses, net	(52,123)	(34,433)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	257,303	(726,812)

INCOME TAX EXPENSE	102,816	79,106
NET INCOME (LOSS)	$154,487	$(805,918)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(28,275)	-
COMPREHENSIVE INCOME (LOSS)	$126,212	$(805,918)
Net income (loss) per share-basic and diluted	$0.01	$(0.04)
Weighted average number of shares outstanding during the period
basic and diluted	18,346,302	18,687,580

The accompanying notes are an integral part of these condensed consolidated financial statements

 CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2006 and 2005 (Unaudited)

		Restated
		(Note 11)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$154,487	$(805,918)
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Depreciation of oil and gas properties	30,114	31,608
Depreciation of fixed assets	9,116	7,677
Stocks issued for services	27,773	948,000
Imputed interest expenses	38,770	34,442
Gain on disposal of oil and gas properties	-	(1,455)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from a non-operating interest owner	(417,095)	-
Other receivables and prepaid expenses	19,908	335
Increase (decrease) in:
Accounts payable	(108,283)	(2,238)
Other payables and accrued liabilities	(24,425)	(14,146)
Income tax payable	108,097	79,106
Net cash (used in) provided by operating activities	(161,538)	277,411

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of oil and gas properties	-	182,005
Purchase of oil and gas properties	(45,984)	-
Purchase of fixed assets	(5,012)	-
Net cash (used in) provided by investing activities	(50,996)	182,005

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	3,253	-
Decrease in other loans payable	(18,371)	-
Increase (decrease) in due to a director and a stockholder	15,890	(182,005)
Increase in due to related parties	234,956	-
Decrease in due to a non-operating interest owner	-	(275,263)
Net cash provided by (used in) financing activities	235,728	(457,268)

EFFECT OF EXCHANGE RATE ON CASH	(28,275)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,081)	2,148

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,380	$2,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expenses	$13,319	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
During 2006, the Company issued 250,000 shares of common stock valued at $87,500 for legal services.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2	ORGANIZATION

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 2	ORGANIZATION (CONTINUED)

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

The accompanying unaudited condensed consolidated financial statements for 2006 and 2005 include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4	ACCOUNTS RECEIVABLE – DUE BY A NON-OPERATING INTEREST OWNER

Pursuant to the terms of the Contract, all payments by the Sub-Owner for sales of the Company’s crude oil are paid to the non-operating interest owner, who forwards the payment to the Company after deducting its management fee. As of March 31, 2006, the non-operating interest owner owed the Company $767,672 in payments that it has yet to forward to the Company. On April 12, 2006, the Company and the non-operating interest owner entered into a settlement agreement pursuant to which the non-operating interest owner agreed to pay to the Company all amounts that the non-operating interest owner owes to the Company by May 30, 2006. In the event that the non-operating interest owner breaches its agreement, a related party has guaranteed the non-operating interest owner’s payment.

No allowance for doubtful accounts has been recorded as of March 31, 2006 as the debt owed by the non-operating interest owner is guaranteed by a related party.

NOTE 5	RELATED PARTY TRANSACTIONS

a)	As of March 31, 2006, the Company owed a stockholder $1,054,456 for short-term advances. Imputed interest is charged at 6% per annum on the amount due.

b)

As of March 31, 2006, the Company owed a related party $1,297,802 for short-term advances. Imputed interest is charged at 6% per annum on the amount due. The related party also guarantees the debts owed by a non-operating interest owner to the Company.

c)	As of March 31, 2006, the Company owed two related companies $232,916 for short-term advances. Imputed interest is charged at 6% per annum on the amounts due.

d)	Total interest expenses payable to a director, a stockholder and related parties amounted to $38,770 and $34,442 for the three months ended March 31, 2006 and 2005 respectively.

e)	The Company paid a stockholder $3,000 for leased office spaces for the three months ended March 31, 2006.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 6	NOTES PAYABLE

Notes payable consists of the following:

March 31,
2006
(Unaudited)
Note payable to a bank, interest rate of 10.44%
per annum, guaranteed by a related company,
due January 2006 and extended to January 2007	$125,000

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2006	250,000
$375,000

Interest expense for the three months ended March 31, 2006 was $10,238.

NOTE 7	OTHER LOANS PAYABLE

This represents short-term loans advanced by third parties to the Company in October 2005. Interest is charged at 3.6% per annum.

Interest expense for the three months ended March 31, 2006 was $3,081.

NOTE 8	STOCKHOLDERS’ EQUITY

Stock issued for services

During March 6, 2006, the Company issued 250,000 shares of common stock for legal services. The stock was valued at the closing price on the date of grant of $0.35 per share, yielding an aggregate value of $87,500. The Company recognized expense of $27,773 during the quarter and applied the balance of $59,727 against accrued liabilities.

NOTE 9	CONCENTRATIONS AND RISKS

During the first quarter of 2006, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from a company located in China.

NOTE 10	SUBSEQUENT EVENT

On May 5, 2006, the Company entered into an agreement (the “Agreement”) with a third party for the drilling of twenty wells in the Company’s Qian’an Oil Field Zone 112 for $2,350,000. The Company shall pay to the third party an amount of $37,500 for the drilling of each well prior to commencement, with the remaining balance to be paid in equal monthly installments over twelve months upon completion. Unless extended by mutual agreement, this drilling project shall be completed before December 31, 2006.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 11	RESTATEMENT OF FINANCIAL STATEMENTS

On March 24, 2006, the Company’s Board of Directors determined that its proved oil and gas reserves for the periods prior to September 30, 2005 were materially overstated as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Management of the Company recently revised its estimates of proved oil and gas reserves based on the Estimated Net Reserves and Income Data Report dated March 29, 2006 prepared by R.A. Lenser and Associates, Inc., an energy consulting firm, for the 2003 to 2005 fiscal years. Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the unaudited condensed consolidated financial statements for the three months ended March 31, 2005 (“2005 first quarter Financial Statements”) is necessary because the reserve estimates, resulted in inappropriate characterization of other results in the Company’s Consolidated Balance Sheet at March 31, 2005 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2005 including, without limitation, depreciation of oil and gas properties. As a result, the net loss for the three months ended March 31, 2005 was understated by $15,911. The oil and gas properties at March 31, 2005 were overstated by $23,747 and income tax payable at March 31, 2005 was overstated by $7,836. Accordingly, the Company has restated its previously issued 2005 first quarter Financial Statements to give effect to the new reserve estimates.

Statement of Operations	March 31, 2005 (As Previously Reported)	March 31, 2005 (As Restated)

Net sales	$351,113	$351,113
Cost of sales	(24,509)	(48,256)
Gross profit	326,604	302,857
Operating expenses	(996,691)	(996,691)
Loss from operations	(670,087)	(693,834)
Other (expenses) income	(32,978)	(32,978)
Loss before taxes	(703,065)	(726,812)
Income tax expenses	(86,942)	(79,106)
Net loss	(790,007)	(805,918)
Net loss per share-basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding
during the period-basic and diluted	18,687,580	18,687,580

Balance sheet	March 31, 2005 (As Previously Reported)	March 31, 2005 (As Restated)
Current assets	$25,655	$25,655
Oil and gas properties and fixed assets, net	4,851,046	4,827,299
Total assets	4,876,701	4,852,954

Liabilities	3,976,045	3,968,209

Stockholders’ equity
Common stock	18,274	18,274
Additional paid-in capital	1,301,185	1,301,185
Retained deficits	(418,803)	(434,714)
	900,656	884,745
Total liabilities and stockholders’ equity	$4,876,701	$4,852,954

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	Our expectation of continued growth in the demand for our oil;
•	Our expectation that we will continue to have adequate liquidity from cash flows from operations;
•	A variety of market, operational, geologic, permitting, labor and weather related factors; and
•	The other risks and uncertainties which are described below under “RISK FACTORS”, including, but not limited to, the following:
•	Unanticipated conditions may cause profitability to fluctuate.
•	Decreases in purchases of oil by our customer will adversely affect our revenues.

Overview

We are engaged in the extraction and production of crude oil in Jilin Province, People’s Republic of China, through Song Yuan City Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of Hong Xiang organized and existing under the laws of the People’s Republic of China. The oil field is designated Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Exploration Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Exploration Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Exploration Contract; and Yu Qiao is entitled to 2% of our output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina.

In connection with the Exploration Contract, Yu Qiao advanced the Company 28,001,602 RMB (approximately $3,452,725) for equipment and materials to develop the Company’s initial 20 wells (the “Advance”). The Company and Yu Qiao agreed that until the Advance was repaid in full, 100% of the Company’s revenues from the sale of crude oil to PetroChina would be retained by Yu Qiao. As of September 30, 2005, the Company repaid the Advance in full.

In addition, pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company’s crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. As of March 31, 2006, Yu Qiao owed the Company 6,141,378 RMB (approximately $767,672) in payments that it has yet to forward to the Company. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao currently owes to the Company by May 30, 2006. In the event that Yu Qiao breaches its agreement, a related party has guaranteed Yu Qiao’s payment.

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

As a result of the terms of the Exploration Contract and Yu Qiao’s failure to forward payments to the Company, the Company has lacked liquidity. As a result the Company has been forced to defer oil well maintenance, which reduced the Company’s oil production in 2005 by approximately 30% over production levels in 2004.

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

Results of Operations

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006 increased by 24% from $351,113 for the three months ended March 31, 2005 to $435,117 for the three months ended March 31, 2006. The increase in revenues resulted from higher crude oil prices. The average selling price of crude oil for the first quarter of 2006 is 3,514.67 RMB, in comparison to the same period of 2005 when the price was 2,499.33 RMB.

Cost of sales. Cost of sales increased by 40% from $46,801 for the three months ended March 31, 2005 to $65,747 for the three months ended March 31, 2006. The increase in cost of sales resulted primarily from extra oil and gas disposal fee and sales management fee charged by PetroChina.

Operating Expenses. Operating expenses decreased for $936,747 as of the three months ended March 31, 2006 from $996,691 for the three months ended March 31, 2005 to $59,944 for the three months ended March 31, 2006 primarily as a result of elimination of consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash and cash equivalents of $1,380, other current assets of  $793,760 and current liabilities of approximately $4.4 million. As a result of the Company’s agreement with Yu Qiao, 100% of the Company’s revenues from the sale of oil to PetroChina has been paid to Yu Qiao. As of March 31, 2006, however, the Company has repaid in full this obligation. To date, the Company has financed its operations primarily from borrowings from the Company’s certain related parties and a stockholder. As of March 31, 2006, the Company owed approximately $2.6 million to these individuals.

In addition, on July 15, 2005 and September 22, 2005 the Company secured two bank loans in the amounts of $250,000 and $125,000, respectively. These loans are due and payable in full on July 15, 2006 and January 22, 2007, respectively. The Company’s primary use of cash has been the repayment of outstanding obligations to Yu Qiao. With Yu Qiao paid off at the end of the third quarter of 2005, the Company’s cash flows are expected to improve.

As a result of the Company’s lack of liquidity to date, the Company has deferred oil well repair and maintenance, which has had a negative impact on the Company’s oil production and revenues. As the Company’s cash flows improve, the Company is expected to use a significant portion of its cash for costs and expenses necessary to maintain continued operations. In addition, the Company expects to use internally generated net cash provided by operation activities to construct new wells at Qian’an 112.

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

Recent Events

On July 15, 2005 and September 22, 2005 the Company entered into two Loan Agreements with Songyuan City Wulan Da Jie Cheng Shi Xin Yong She, a financial institution, pursuant to which the Company borrowed $250,000 and $125,000, respectively. These loans are due and payable on July 15, 2006 and January 22, 2007, respectively. The loan due July 15, 2006 is secured by property owned by the Company’s president Wang, Hongjun.

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

RISKS RELATED TO OUR BUSINESS

We Currently Lack Liquidity

As of March 31, 2006, we had cash and cash equivalents of $1,380, other current assets of $793,760 and current liabilities of approximately $4.4 million, including approximately $400,000 in outstanding loans. As a result of our agreement with Yu Qiao, to date, all of our revenues have been paid to Yu Qiao and we have obtained operating capital through borrowing transactions. In addition, pursuant to the terms of our oil exploration contract, all payments by PetroChina for crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. Yu Qiao has failed to forward payments to the Company on a timely basis and as of March 31, 2006 owed the Company approximately US$767,672. If Yu Qiao continues to withhold payment or fails to deliver future payments on a timely basis, the Company’s liquidity will continue to be materially negatively impacted. As a result, we may need to raise additional working capital to continue to fund operations in the short term. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to our stockholders or us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

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

Environmental and Regulatory Factors

The oil drilling industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. However, the possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use oil and may require us or our customers to significantly change operations or to incur substantial costs. We believe that our operations in China are in compliance with China’s applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures.

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

The political environment in the PRC may adversely affect the Company’s business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair the Company’s business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

Future inflation in China may inhibit economic activity and adversely affect the Company’s operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and within which some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company’s business operations and prospects in the PRC.

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

Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

Future fluctuation in the value of the Renminbi may negatively affect the Company’s ability to convert its return on operations to U.S. dollars in a profitable manner and its sales globally.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

Risks from the recent outbreak of severe acute respiratory syndrome in various parts of mainland China, Hong Kong and elsewhere.

Since early 2003, Mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the affected population and business and economic activity generally in the affected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations. The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company’s hotel and travel related revenues, disrupt the Company’s staffing or otherwise generally disrupt the Company’s operations, result in higher operating expenses, severely restrict the level of economic activity generally, or otherwise adversely affect products, services and usage levels of the Company’s services in affected areas, all of which may result in a material adverse effect on the Company’s business and prospects.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

Our Authorized Preferred Stock Exposes Stockholders To Certain Risks.

Our Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $.001 per share. To date, no shares of preferred stock have been issued. The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our Common Stock Has A Limited And Volatile Trading History.

Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which the Company’s common stock has traded have fluctuated fairly widely.

The Trading Price Of Our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price.

The trading price of our common stock has frequently traded below $1.00 per share. During the period(s) that our stock trades below this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any “penny stock” transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of the Company’s common stock could be severely limited by these regulatory requirements.

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

Item 3. Controls And Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Jimmy Cheung & Co., Certified Public Accountants, identified deficiencies in the Company’s internal controls related to expense recognition and  disclosure control deficiencies related to transactions involving issuances of the Company’s stock. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in Form 10-KSB.

On March 24, 2006, the Company’s Board of Directors determined that its proved oil and gas reserve for the period prior to September 30, 2005 were materially overstated as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Management of the Company recently revised its estimates of proved oil and gas reserves based on the Estimated Net Reserves and Income Data Report dated March 29, 2006 prepared by R.A. Lenser and Associates, Inc., an energy consulting firm, for the 2003 to 2005 fiscal years. Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the unaudited condensed consolidated Financial Statements for the three months ended March 31, 2005 (“2005 first quarter Financial Statements”) is necessary because the reserve estimates, resulted in inappropriate characterization of other results in the Company’s Consolidated Balance Sheet at March 31, 2005 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2005 including, without limitation, depreciation of oil and gas properties. As a result, the net loss for the three months ended March 31, 2005 was understated by $15,911. The oil and gas properties at March 31, 2005 were overstated by $23,747 and income tax payable at March 31, 2005 was overstated by $7,836. Accordingly, the Company has restated its previously issued 2005 first quarter Financial Statements to give effect to new reserve estimates.

Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

The Company is in the process of improving its internal controls in an effort to remediate these deficiencies through improved supervision, education and training of our management and accounting staff. Additional effort is needed to fully remedy these deficiencies and the Company is continuing its efforts to improve and strengthen its control processes and procedures. The Company’s management and directors will continue to work with the Company’s auditors and other outside advisors to ensure that its controls and procedures are adequate and effective.

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company’s crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. As of March 31, 2006, Yu Qiao owed the Company 6,141,378 RMB (approximately $767,672) in payments that it has yet to forward to the Company. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao currently owes to the Company by May 30, 2006. In the event that Yu Qiao breaches its agreement, a related party has guaranteed Yu Qiao’s payment.

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

ITEM 6. EXHIBITS and Reports on Form 8-K

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002.

(b) Reports on Form 8-K

On February 1, 2006, the board of directors of China North East Petroleum Holdings, Ltd. (“the Company”), appointed Zhang Yang as the Chief Financial Officer and Principle Accounting Officer and Chao Jiang as the Corporate Secretary of the Company, effective February 1, 2006.

On March 24, 2006, the Board of Directors of China North East Petroleum Holding Limited (the “Company”) determined that the Company should restate its financial statements and other financial information for its fiscal years ended December 31, 2003 and December 31, 2004 (the “2003 and 2004 Financial Statements”). The Company determined that it materially overstated its proved oil and gas reserves for the 2003 and 2004 fiscal years as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Management of the Company recently revised its estimates of proved oil and gas reserves based on the Estimated Net Reserves and Income Data Report prepared by R.A. Lenser and Associates, Inc., an energy consulting firm, for the 2003 – 2005 fiscal years. Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the 2003 and 2004 Financial Statements is necessary because the reserve estimates, which are outlined in detail in the Supplemental Oil and Gas Disclosures (unaudited) note to the financial statements, also resulted in inappropriate characterization of other results in the Company’s balance sheets and statements of income and cash flows of and for the years ended December 31, 2003 and December 31, 2004, including, without limitation, depreciation and amortization of oil and gas properties and reserve amounts. Accordingly, the previously issued 2003 and 2004 Financial Statements should no longer be relied upon. The Company intends to file an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2004, in order to restate its 2003 and 2004 Financial Statements to give effect to the new reserve estimates as soon as practicable.

The Board of Directors and senior management of the Company have discussed the matters disclosed in this report with the Company’s independent registered public accounting firm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                               CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

     (Registrant)

Date: May 12 , 2006	By:	/s/ Zhang Yang
Chief Financial Officer