Form 10QSB
period 2006-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2006-08-21
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to_________

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

20337 Rimview Place, Walnut, California 91789

(Address of principal executive offices)

(909) 468-2840

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

Number of shares of common stock outstanding as of July 5, 2006: 20,774,080

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INDEX TO FORM 10-QSB
		Page No.
PART I

Item 1.	Financial Statements - Unaudited	5

	Condensed Consolidated Balance Sheet – June 30, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Comprehensive Income - three and six months ended June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited and restated)	6

	Condensed Consolidated Statements of Cash Flows – six months ended June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited and restated)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 3.	Controls and Procedures	24

PART II		25

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is a part of the disclosure included in Item 2 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-KSB, 10-QSB and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “CNEH” refer specifically to China North East Petroleum Holdings Limited and its subsidiaries.

PART I

Item 1 – Financial Statements (Unaudited)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At June 30, 2006 (Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,548
Accounts receivable - due by a non-operating interest owner	1,261,942
Other receivables and prepaid expenses	234,837
Value added tax recoverable	37,131
Total Current Assets	1,535,458

PROPERTY AND EQUIPMENT
Oil and gas properties, net	4,821,293
Fixed assets, net	204,068
Oil wells in progress	241,501
Total Property and Equipment	5,266,862

TOTAL ASSETS	$6,802,320

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$613,040
Other payables and accrued liabilities	224,039
Note payable	250,000
Other loans payable	25,000
Income tax payable	819,052
Total Current Liabilities	1,931,131

LONG-TERM LIABILITIES
Due to related parties	2,190,376

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224
Additional paid-in capital	1,796,256
Retained (deficits) earnings
Unappropriated	(238,039)
Appropriated	139,586
Accumulated other comprehensive loss	(112,170)
Due to a stockholder	1,075,956
Total Stockholders' Equity	2,680,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,802,320

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2006 and 2005 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
		Restated		Restated
		(Note 13)		(Note 13)
	2006	2005	2006	2005

NET SALES	$496,666	$315,771	$931,783	$666,884

COST OF SALES

Production costs	57,444	58,123	81,645	65,775

Management fee	9,934	6,425	18,636	13,338

Resource tax	8,058	1,674	10,788	3,757

Depreciation - oil and gas properties	31,849	25,024	61,963	56,632

Gain on disposal of oil and gas properties	-	-	-	(1,455)

Total Cost of Sales	107,285	91,246	173,032	138,047

GROSS PROFIT	389,381	224,525	758,751	528,837

OPERATING EXPENSES

General and administrative expenses	21,035	43,496	41,090	81,010

Professional fees	3,000	3,500	33,773	7,000

Consulting fees	27,125	-	27,125	948,000

Depreciation – fixed assets	9,222	7,676	18,338	15,353

Total Operating Expenses	60,382	54,672	120,326	1,051,363

INCOME (LOSS) FROM OPERATIONS	328,999	169,853	638,425	(522,526)

OTHER INCOME (EXPENSE)

Other expenses	(58)	-	(92)	-

Other income	8,863	-	8,863	1

Interest expenses	(61,236)	(33,656)	(113,325)	(68,098)

Interest income	40	230	40	238

Total Other Expenses, net	(52,391)	(33,426)	(104,514)	(67,859)

INCOME (LOSS) FROM OPERATIONS
BEFORE TAXES	276,608	136,427	533,911	(590,385)

INCOME TAX EXPENSE	107,455	55,583	210,271	134,689

NET INCOME (LOSS)	$169,153	$80,844	$323,640	$(725,074)

OTHER COMPREHENSIVE INCOME
(LOSS)

Foreign currency translation gain (loss)	4	-	(28,271)	-

COMPREHENSIVE INCOME (LOSS)	$169,157	$80,844	$295,369	$(725,074)

Net income (loss) per share-basic and diluted	$0.01	$0.00	$0.02	$(0.04)

Weighted average number of shares outstanding
during the period
basic and diluted	19,208,695	18,274,080	18,779,881	18,479,997

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005 (Unaudited)
		Restated
		(Note 13)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$323,640	$(725,074)
Adjusted to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation of oil and gas properties	61,963	56,632
Depreciation of fixed assets	18,338	15,353
Stocks issued for services	54,898	948,000
Imputed interest expenses	87,747	68,098
Gain on disposal of oil and gas properties	-	(1,455)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from a non-operating interest owner	(911,365)	-
Other receivables and prepaid expenses	(346)	(170,794)
Value added tax recoverable	(37,131)	-
Increase (decrease) in:
Accounts payable	49,263	(487)
Other payables and accrued liabilities	(40,874)	125,132
Income tax payable	215,552	134,689
Net cash (used in) provided by operating activities	(178,315)	450,094

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposals of oil and gas properties	-	182,005
Purchase of oil and gas properties	(337,128)	(2,114)
Purchase of fixed assets	(11,584)	-
Purchase of oil wells in progress	(241,501)	-
Net cash (used in) provided by investing activities	(590,213)	179,891

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes payable	(121,747)	-
Decrease in other loans payable	(18,371)	-
Increase in due to a stockholder	37,390	24,171
Increase in due to related parties	894,614	-
Decrease in due to a non-operating interest owner	-	(538,840)
Net cash provided by (used in) financing activities	791,886	(514,669)

EFFECT OF EXCHANGE RATE ON CASH	(28,271)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,913)	115,316

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,548	$116,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expenses	$25,578	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
During 2006, the Company issued 250,000 shares of common stock valued $87,500 for legal services.

During 2006, the Company issued 700,000 shares of common stock valued $217,000 for consulting services.

 The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

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

Hong Xiang Petroleum Group Limited ("Hong Xiang Petroleum Group") was incorporated in the British Virgin Islands (“BVI”) on August 28, 2003 as an investment holding company.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 2	ORGANIZATION (CONTINUED)

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
STATEMENTS AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 4	ACCOUNTS RECEIVABLE – DUE BY A NON-OPERATING INTEREST OWNER

Pursuant to a 20-year exclusive Cooperative Exploration Contract (the "Exploration Contract") amongst PetroChina Group, ("PetroChina"), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a non-operating interest owner ("Yu Qiao") and the Company, the Company has the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump crude oil at Qian'an 112 oilfield in Jilin Province, PRC. Pursuant to the Exploration Contract, PetroChina is entitled to 20% of the output in the first ten years and 40% of the output thereafter until the end of the Exploration Contract; and Yu Qiao is entitled to 2% of the output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina. Pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who forwards the payment to the Company after deducting its management fee. As of June 30, 2006, Yu Qiao owed the Company $1,261,942 in payments that it has yet to forward to the Company.

No allowance for doubtful accounts has been recorded as of June 30, 2006 as the debt owed by the non-operating interest owner is guaranteed by a related party.

NOTE 5	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at June 30, 2006 consist of the following:

(Unaudited)

Other receivables	$16,148
Prepaid consulting fee	189,875
Other prepaid expenses	28,814

$234,837

NOTE 6	RELATED PARTY TRANSACTIONS

a)	As of June 30, 2006, the Company owed a stockholder $1,075,956 for short-term advances. Imputed interest is charged at 6% per annum on the amount due.

b)	As of June 30, 2006, the Company owed a related party $527,308 for advances without fixed repayment terms. Imputed interest is charged at 6% per annum on the amount due. The related party also guarantees the debts owed by a non-operating interest owner to the Company.

c)	As of June 30, 2006, the Company owed two related companies $1,663,068 for advances without fixed repayment terms. Imputed interest is charged at 6% per annum on the amounts due.

d)	Total interest expenses payable to a director, a stockholder and related parties amounted to $87,747 and $68,098 for the six months ended June 30, 2006 and 2005 respectively.

e)	The Company paid a stockholder $6,000 for leased office spaces for the six months ended June 30, 2006.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS (CONTINUED)

f)	On April 3, 2006, the Company issued 700,000 shares of common stock to a related party for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000.

NOTE 7	NOTE PAYABLE

Note payable consists of the following:

June 30, 2006
(Unaudited)
Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned by a stockholder, due July 2006 and extended to August 2007	$250,000

Interest expense for the six months ended June 30, 2006 was $22,272.

NOTE 8	OTHER LOANS PAYABLE

This represents short-term loans advanced by third parties to the Company in October 2005. Interest is charged at 3.6% per annum. Interest expense for the six months ended June 30, 2006 was $3,306.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Lease commitment

The Company leases office spaces from a stockholder and land spaces from a third party under two operating leases which expire on June 30, 2015 and September 20, 2023 respectively at an annual rental of $12,000 and $156 respectively.

As at June 30, 2006, the Company had outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2006	$6,078
2007	12,156
2008	12,156
2009	12,156
Thereafter	68,137
$110,683

B) Capital commitments

As at June 30, 2006, the Company had capital commitments of an aggregate of $2,234,250 with certain contractors to drill an additional 20 oil wells in the next six months.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 10	STOCKHOLDERS’ EQUITY

Stock issued for services

On March 6, 2006, the Company issued 250,000 shares of common stock for legal services. The stock was valued at the closing price on the date of grant of $0.35 per share, yielding an aggregate value of $87,500. The Company recognized expense of $27,773 during the six months ended June 30, 2006 and applied the balance of $59,727 against accrued liabilities.

On April 3, 2006, the Company issued 700,000 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000. The Company recognized expense of $27,125 during the six months ended June 30, 2006 and applied the balance of $189,875 against prepayments.

On April 3, 2006, the Company issued 1,550,000 shares of common stock for consulting services to be provided to the Company. These stocks were subsequently returned to the Company upon the cancellation by mutual consent of the consulting agreements in August 2006.

NOTE 11 CONCENTRATIONS AND RISKS

During 2006, 100% of the Company's assets were located in China and 100% of the Company's revenues were derived from a company located in China.

NOTE 12 SUBSEQUENT EVENTS

(A) Formation of a joint venture

On July 26, 2006, the Company entered into a joint venture agreement (“the Agreement”) with a stockholder and a related party hereafter referred to as (“the Related Parties”) to acquire oil and gas properties for the exploration of crude oil in the PRC. Pursuant to the Agreement, the Company and the Related Parties will each contribute $1 million and $125,000 respectively as registered capital of the joint venture company. As of August 21, 2006, the Company has not made its capital contribution to the joint venture and the joint venture has not engaged in any operations, investment or other activities.

(B) Cancellation of shares

During August 2006, stockholders of the Company returned 1,550,000 shares of common stock to the Company for cancellation upon termination by mutual consent of their consulting agreements.

NOTE 13 RESTATEMENT OF FINANCIAL STATEMENTS

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 13  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the unaudited condensed consolidated financial statements for the six months ended June 30, 2005 (“2005 second quarter Financial Statements”) is necessary because the reserve estimates, resulted in inappropriate characterization of other results in the Company’s Consolidated Balance Sheet at June 30, 2005 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the six months ended June 30, 2005 including, without limitation, depreciation of oil and gas properties. As a result, the net loss for the six months ended June, 2005 was understated by $28,924. The oil and gas properties at June 30, 2005 were overstated by $255,887 and income tax payable at June 30, 2005 was overstated by $103,718. Accordingly, the Company has restated its previously issued 2005 second quarter Financial Statements to give effect to the new reserve estimates.

	June 30,
	2005	June 30,
	(As Previously	2005
Statement of Operations	Reported)	(As Restated)

Net sales	$666,884	$666,884
Cost of sales	(96,333)	(138,047)
Gross profit	570,551	528,837
Operating expenses	(1,051,363)	(1,051,363)
Loss from operations	(480,812)	(522,526)
Other (expenses) income	(66,404)	(67,859)
Loss before taxes	(547,216)	(590,385)
Income tax expenses	(148,934)	(134,689)
Net loss	(696,150)	(725,074)
Net loss per share-basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding
during the period-basic and diluted	18,479,997	18,479,997

	June 30,
	2005	June 30,
	(As Previously	2005
Balance sheet	Reported)	(As Restated)

Current assets	$309,952	$309,952
Oil and gas properties and fixed assets, net	4,839,880	4,583,993
Total assets	5,149,832	4,893,945

Liabilities	4,121,664	4,017,946

Stockholders' equity
Common stock	18,274	18,274
Additional paid-in capital	1,334,841	1,334,841
Retained deficits	(324,947)	(477,116)
	1,028,168	875,999
Total liabilities and stockholders' equity	$5,149,832	$4,893,945

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 13  RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

On August 16, 2006, the Company amended its unaudited condensed financial statements on Form 10-Q for the three months ended March 31, 2006 to include an omission of disclosure of a subsequent event. The restatement had no effects on the Company’s financial position as at March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006.

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

In addition, pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. As of June 30, 2006, Yu Qiao owed the Company 10,095,536 RMB (approximately $1,261,942) in payments that it has yet to forward to the Company. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao currently owes to the Company by May 30, 2006. In the event that Yu Qiao breaches its agreement, a related party has guaranteed Yu Qiao's payment.

In addition, the Company is currently negotiating with PetroChina to have all payments for crude oil sales delivered directly to the Company. The Company expects this agreement to be effective by the end of the third quarter of 2006. However, until such time as this agreement is effective, all payments by PetroChina will continue to be paid directly to Yu Qiao. Yu Qiao has represented to the Company that it will forward to the Company its portion of these payments monthly.

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

Results of Operations

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Revenues. Revenues increased quarter to quarter by 57% from $315,771 for the three months ended June 30, 2005 to $496,666 for the three months ended June 30, 2006. Although we did not increase output of crude oil quarter to quarter, revenues increased as a result of higher crude oil prices. The average selling price of crude oil for the second quarter of 2006 was 3943.00 RMB, in comparison to the same period of 2005 when the average selling price was 3246.33 RMB. Our oil prices are largely determined by oil prices in the world market. Global supply and demand and geopolitical factors are the key determinants of oil prices. We believe that the rapid growth of energy use in developing countries, most notably China, is driving a rapid increase in worldwide oil consumption. Higher prices could result in reduced consumption and/or increasing supplies that could moderate the current high price levels. The selling price is referred to the FOB price at the first day of each month in Singapore crude oil markets.

Cost of sales. Cost of sales increased by 18% from $91,246 for the three months ended June 30, 2005 to $107,285 for the three months ended June 30, 2006. The increase in cost of sales resulted primarily from payment of additional oil and gas disposal fees and sales management fees charged by PetroChina and increased resource taxes charged by the PRC government. In addition, depreciation on our oil and gas properties increased quarter to quarter as a result of increasing in oil and gas properties. The fees charged by PetroChina are related to crude oil prices. Therefore, even though our output did not increase period to period, the amount of fees owed to PetroChina increased relative to our increase in revenues. There was no material change in our production costs quarter to quarter.

Operating Expenses. Operating expenses increased by 10% from $54,672 for the three months ended June 30, 2005 to $60,382 for the three months ended June 30, 2006 primarily as a result of a slight increase in our depreciation of fixed asset expense and a $27,125 consulting fee in the second quarter of 2006, while no such fees were paid in the same quarter of 2005. These increases in expenses quarter to quarter were partially offset by a $22,461 decrease in our general and administrative expenses.

Net Income. Net income increased by 109% from $80,844 for the three months ended June 30, 2005 to $169,153 for the three months ended June 30, 2006, primarily as a result of a $180,895, or 57%, increase in revenues, which was only partially offset by a $16,039, or 18%, increase in cost of sales, a $5,710, or 10%, increase in operating expenses and a $18,965, or 57%, increase in other expense. Our other expense increased quarter to quarter primarily as a result of an increase in interest expense.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Revenues. Revenues increased by 40% from $666,884 for the six months ended June 30, 2005 to $931,783 for the six months ended June 30, 2006. Although we did not increase output of crude oil quarter to quarter, revenues increased as a result of higher crude oil prices. The average selling price of crude oil for the first six-months of 2006 was 3723.67 RMB, in comparison to the same period of 2005 when the average selling price was 2872.83 RMB.

Cost of sales. Cost of sales increased by 25% from $138,047 for the six months ended June 30, 2005 to $173,032 for the six months ended June 30, 2006. The increase in cost of sales resulted primarily from payment of additional oil and gas disposal fees and sales management fees charged by PetroChina and increased resource taxes charged by PRC government. In addition, depreciation on our oil and gas properties increased quarter to quarter as a result of increasing in oil and gas properties and our production costs increased by 24% period to period as a result of additional oil and gas disposal fees.

Operating Expenses. Operating expenses decreased by 89% from $1,051,363 for the six months ended June 30, 2005 to $120,326 for the six months ended June 30, 2006 primarily as a result of a decrease in consulting fees of $920,875 period to period and a $39,920 decrease in general and administrative expenses.

Our consulting expenses declined dramatically as a result of completion of accounting and legal consulting services by two consultants.

Net Income (loss). Net income increased by 145% from a loss of $725,074 for the six months ended June 30, 2005 to income of $323,640 for the six months ended June 30, 2006, primarily as a result of a $264,899, or 40%, increase in revenues, which was only partially offset by a $34,985, or 25%, increase in cost of sales, a $931,037, or 89%, increase in operating expenses and a $36,655, or 54%, decline in other expense. Our other expense increased period to period primarily as a result of an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash and cash equivalents of $1,548, other current assets of $1,533,910 and current liabilities of approximately $1.9 million. To date, the Company has financed its operations primarily from borrowings from the Company’s certain related parties and a stockholder. As of June 30, 2006, the Company owed approximately $3.3 million to these individuals.

On July 15, 2005 and September 22, 2005 the Company entered into two Loan Agreements with Songyuan City Wulan Da Jie Cheng Shi Xin Yong She, a financial institution, pursuant to which the Company borrowed $250,000 and $125,000, respectively. These loans are due and payable on July 15, 2006 and January 22, 2007, respectively. The $125,000 loan was paid back in the second quarter of 2006. Repayment of the remaining bank loan in the amount of $250,000, which bears interest at 11.68% per annum, has been extended until August of 2007 and is secured by property owned by the Company's president Wang, Hongjun. The proceeds of the loans were used to fund the drilling of new wells and to pay daily operation expenses.

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

Capital Commitments.

On May 5, 2006, the Company's wholly owned subsidiary, Hong Xiang Oil Development entered into an agreement (the “Drilling Agreement”) with Daqing City Ranghu Lu District Xu Yang Petroleum Tool Manufacturing Co., Ltd. (“Daqing City”) providing for the drilling of twenty (20) wells in the Company’s Qian112 oilfield. The term of the drilling project under the Drilling Agreement shall terminate on December 31, 2006, subject to extension due to changes in construction design or other specifically enumerated conditions. The well construction technical specifications and quality levels are required to conform to the relevant standards of the national petroleum gas trade in the People’s Republic of China, or PRC, as well as other requirements set forth in the Drilling Agreement. Pursuant to the terms of the Drilling Agreement, the Company shall pay Daqing City an amount in cash equal to eighteen million and eight hundred thousand RMB (18,800,000), of which 300,000 RMB must be paid prior to drilling of each well and the remaining amounts must be paid within one year, in equal monthly installments, after inspection and acceptance of the completion such well. The Company plans to finance its capital commitment obligations under the Drilling Agreement through retained earnings over the course of the Drilling Agreement term, and if necessary, the Company will make additional borrowings. However, the Company can provide no assurances that it will be able to obtain such borrowings in a timely manner and on favorable terms, if at all.

On July 26, 2006, the Company entered into a joint venture agreement (the “JV Agreement”) with a stockholder and a related party, hereafter referred to as the “Related Parties,” to acquire oil and gas properties and exploration of crude oil in the PRC. Pursuant to the JV Agreement, the Company and the Related Parties will each contribute $1 million and $125,000 respectively as registered capital of the joint venture company. As of August 21, 2006, the Company has not made its capital contribution to the joint venture and the joint venture has not engaged in any operations, investment or other activities. The Company plans to finance its capital contribution to the joint venture through retained earnings of Hong Xiang Oil Development, and if necessary, the Company will make additional borrowings to make such capital contribution. However, the Company can provide no assurances that it will be able to obtain such borrowings in a timely manner and on favorable terms, if at all.

The Company does not currently have any off-balance sheet arrangements.

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

RISKS RELATED TO OUR BUSINESS

We Currently Lack Liquidity.

As of June 30, 2006, we had cash and cash equivalents of $1,548, other current assets of $1,533,910 and current liabilities of approximately $1.9 million, including approximately $275,000 in outstanding loans. As a result of our agreement with Yu Qiao, to date, all of our revenues have been paid to Yu Qiao and we have obtained operating capital through borrowing transactions. In addition, pursuant to the terms of our oil exploration contract, all payments by PetroChina for crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. Yu Qiao has failed to forward payments to the Company on a timely basis and as of June 30, 2006 owed the Company approximately US$1,261,942. If Yu Qiao continues to withhold payment or fails to deliver future payments on a timely basis, the Company's liquidity will continue to be materially negatively impacted. As a result, we may need to raise additional working capital to continue to fund operations in the short term. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to our stockholders or us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

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

  historical production from an area compared with production from similar producing areas;

  assumed effects of regulation by governmental agencies;

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

Item 3. Controls And Procedures

In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Jimmy C.H.Cheung & Co., Certified Public Accountants, identified deficiencies in the Company's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of the Company's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in Form 10-KSB.

On February 3, 2006, we amended our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2005 and June 30, 2005 and our Current Report on Form 8-K originally filed on January 21, 2005 and amended on April 7, 2005 to restate certain of our financial statements. On March 24, 2006, the Company’s Board of Directors determined that its proved oil and gas reserves for the periods prior to September 30, 2005 were materially overstated as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Although management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission, the Company restated certain of its unaudited condensed consolidated financial statements for the six months ended June 30, 2005 to give effect to the new reserve estimates.

As a result of deficiencies in the Company's internal controls discovered in connection with our 2005 audit and restatement of the referenced quarterly financial statements, our management has begun, since the end of 2005, to design and implement a series of corporate initiatives to improve our internal controls, including the following; provided, however, that the corporate initiatives have not been fully or adequately implemented as of the end of the period covered by this report:

(1) Engagement of outside consultants with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review of our financial statements and how we account for complex, non-recurring transactions and those items for which we have restated our financial statements as described above;

(2) Provision of additional training of our accounting staff;

(3) Involvement of  both internal accounting personnel and outside consultants with technical accounting expertise, as needed, early in the evaluation of the application of generally accepted accounting principles in complex, non-recurring transactions;

(4) Preparation of documentation in accordance with standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-recurring transactions and those items for which we have restated our financial statements as described above; and

(5) Requirement that senior accounting personnel and our outside consultants with technical accounting expertise to review complex, non-recurring transactions to evaluate and approve the accounting treatment for such transactions and those items for which we have restated our financial statements as described above prior to the issuance of any financial statements by us.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures are not adequate.

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. As of June 30, 2006, Yu Qiao owed the Company 10,095,536 RMB (approximately $1,261,942) in payments that it has yet to forward to the Company. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao currently owes to the Company by May 30, 2006. In the event that Yu Qiao breaches its agreement, a related party has guaranteed Yu Qiao's payment.

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

(a) The following exhibits are filed herewith

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 5, 2006, Registrant filed a Current Report on Form 8-K stating that its wholly owned subsidiary, The Songyuan City Yu Qiao Qian An Hong Xiang Oil and Gas Co., Ltd., entered into an agreement (the “Agreement”) with Daqing City Ranghu Lu District Xu Yang Petroleum Tool Manufacturing Co., Ltd. (“Daqing City”) providing for the drilling of twenty (20) wells in Registrant’s Qian112 oilfield.

The Board of Directors and senior management of the Company have discussed the matters disclosed in this report with the Company’s independent registered public accounting firm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Registrant)

Date: August 15, 2006	By:	/s/ Zhang Yang
Chief Financial Officer