Form 10QSB
period 2006-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2006-11-20
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to_________

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Number of shares of common stock outstanding as of November 10, 2006: 19,224,080

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INDEX TO FORM 10-QSB
				Page No.
PART I
Item	1	.	Financial Statements - Unaudited	5

			Condensed Consolidated Balance Sheet – September 30, 2006 (Unaudited)	5

			Condensed Consolidated Statements of Operations and Comprehensive Income - three and nine months ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited and restated)	6

			Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited and restated)	7

			Notes to Condensed Consolidated Financial Statements	8

Item	2	.	Management’s Discussion and Analysis of Financial Condition And Results of
			Operations	15

Item	3	.	Controls and Procedures	23

PART II

Item	5	.	Other Information	25

Item	6	.	Exhibits	25

SIGNATURES	27

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	Our expectation of continued growth in the demand for our oil;
•	Our expectation that we will have adequate liquidity from cash flows from operations;
•	A variety of market, operational, geologic, permitting, labor and weather related factors; and
•	The other risks and uncertainties which are described below under “RISK FACTORS”, including, but not limited to, the following:
•	Unanticipated conditions may cause profitability to fluctuate.
•	Decreases in purchases of oil by our customer will adversely affect our revenues.

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

PART I

Item 1 – Financial Statements (Unaudited)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At September 30, 2006 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$500
Accounts receivable from a non-operating interest owner -controlled by a related party	1,734,150
Other receivables and prepaid expenses	214,271
Total Current Assets	1,948,921

PROPERTY AND EQUIPMENT
Oil and gas properties, net	4,997,899
Fixed assets, net	208,326
Oil and gas properties under construction	250,507
Total Property and Equipment	5,456,732

TOTAL ASSETS	$7,405,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$803,592
Other payables and accrued liabilities	276,552
Note payable	250,000
Other loans payable	150,000
Income tax payable	895,686
Value added tax payable	11,839
Total Current Liabilities	2,387,669

LONG-TERM LIABILITIES
Due to related parties	2,163,561

COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224
Additional paid-in capital	1,846,913
Retained (deficit) earnings
Unappropriated	(154,097)
Appropriated	163,118
Accumulated other comprehensive loss	(112,166)
Due to a stockholder	1,091,431
Total Stockholders’ Equity	2,854,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,405,653

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2006 and 2005 (Unaudited)

	Three months ended September 30		Nine months ended September 30,
		Restated		Restated
		(Note 13)		(Note 13)
	2006	2005	2006	2005

NET SALES	$528,629	$386,282	$1,460,412	$1,053,166

COST OF SALES
Production costs	178,439	14,782	260,084	80,557
Management fee	-	7,723	18,636	21,061
Resource tax	2,722	2,039	13,510	5,796
Depreciation - oil and gas properties	32,658	26,731	94,621	83,363
Gain on disposal of oil and gas properties	-	-	-	(1,455)
Total Cost of Sales	213,819	51,275	386,851	189,322

GROSS PROFIT	314,810	335,007	1,073,561	863,844

OPERATING EXPENSES
General and administrative expenses	29,143	21,499	70,325	102,509
Professional fees	3,000	3,500	36,773	10,500
Consulting fees	27,125	-	54,250	948,000
Depreciation – fixed assets	9,492	8,795	27,830	24,148
Total Operating Expenses	68,760	33,794	189,178	1,085,157

INCOME (LOSS) FROM OPERATIONS	246,050	301,213	884,383	(221,313)

OTHER INCOME (EXPENSE)
Other income	25	-	8,888	-
Interest expenses	(61,993)	(70,619)	(175,318)	(138,716)
Interest income	26	138	66	376
Total Other Expenses, net	(61,942)	(70,481)	(166,364)	(138,340)

INCOME (LOSS) FROM OPERATIONS
BEFORE TAXES	184,108	230,732	718,019	(359,653)

INCOME TAX EXPENSE	76,634	82,481	286,905	217,170

NET INCOME (LOSS)	$107,474	$148,251	$431,114	$(576,823)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	4	(73,137)	(28,267)	(73,137)

COMPREHENSIVE INCOME (LOSS)	$107,478	$75,114	$402,847	$(649,960)

Net income (loss) per share-basic and diluted	$0.01	$0.01	$0.02	$(0.03)

Weighted average number of shares outstanding
during the period
basic and diluted	19,224,080	18,274,080	18,929,575	18,411,358

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005 (Unaudited)

		Restated
		(Note 13)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$431,114	$(576,823)
Adjusted to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation of oil and gas properties	94,621	81,652
Depreciation of fixed assets	27,830	23,666
Stocks issued for services	82,023	948,000
Imputed interest expenses	138,404	134,104
Gain on disposal of oil and gas properties	-	(1,455)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from a non-operating interest owner -controlled by a related party	(1,383,573)	(38,477)
Other receivables and prepaid expenses	(6,905)	(279,830)
Increase (decrease) in:
Accounts payable	239,815	6,852
Other payables and accrued liabilities	11,639	(10,877)
Income tax payable	292,186	224,338
Value added tax payable	11,839	-
Net cash (used in) provided by operating activities	(61,007)	511,150

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposals of oil and gas properties	-	182,006
Purchase of oil and gas properties	(546,392)	(2,114)
Purchase of fixed assets	(25,334)	(30,635)
Addition to oil and gas properties under construction	(250,507)	-
Net cash (used in) provided by investing activities	(822,233)	149,257

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	-	369,914
Decrease in notes payable	(121,747)	-
Decrease in other loans payable	106,629	-
Increase (decrease) in due to a stockholder and a director	52,865	(1,356,006)
Increase in due to related parties	867,799	1,369,361
Decrease in due to a non-operating interest owner	-	(965,755)
Net cash provided by (used in) financing activities	905,546	(582,486)

EFFECT OF EXCHANGE RATE ON CASH	(28,267)	(73,137)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,961)	4,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	787

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$500	$5,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expenses	$36,914	$4,612

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
During 2006, the Company issued 250,000 shares of common stock valued at $87,500 for legal services.

During 2006, the Company issued 700,000 shares of common stock valued at $217,000 for consulting services.

  The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2  ORGANIZATION

China North East Petroleum Holdings Limited (“North East Petroleum”) is a U.S. listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco was authorized to issue 20,000,000 shares of common stock. $0.001 par value per share.

Hong Xiang Petroleum Group Limited ("Hong Xiang Petroleum Group") was incorporated in the British Virgin Islands (“BVI”) on August 28, 2003 as an investment holding company.

On December 5, 2003, Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”) was incorporated in the People’s Republic of China (“PRC”) as a limited liability company with a registered capital of $484,000. Hong Xiang Technical provided technical advisory services to oil and gas exploration companies in the PRC.

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), a limited liability company incorporated on April 1, 2003 in the PRC with a registered capital of $604,800. Hong Xiang Oil Development is engaged in the exploration and production of crude oil in the Jilin Oil Region, of the PRC.

On March 29, 2004, Draco executed a Plan of Exchange (“the Agreement”) with all of the stockholders of Hong Xiang Petroleum Group pursuant to which Draco would issue 18,700,000 shares of its common stock in exchange for 100% of the outstanding shares of Hong Xiang Petroleum Group.

The transaction contemplated by the Agreement was consummated on April 30, 2004 and has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Hong Xiang Petroleum Group obtained control of the consolidated entity (“North East Petroleum”). Accordingly, the merger of North East Petroleum and Hong Xiang Petroleum Group has been recorded as a recapitalization by Hong Xiang Petroleum

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 2  ORGANIZATION (CONTINUED)

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

On June 28, 2004, the Articles of Incorporation of Draco were amended to change the Company’s name to China North East Petroleum Holdings Limited and to increase its authorized shares of common stock from 20,000,000 to 50,000,000. On August 11, 2005, the Company’s Articles of Incorporation were amended again to increase the Company’s authorized shares of common stock from 50,000,000 shares to 150,000,000 shares.

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

NOTE 4	ACCOUNTS RECEIVABLE FROM A NON-OPERATING INTEREST OWNER – CONTROLLED BY A RELATED PARTY

Pursuant to a 20-year exclusive Cooperative Exploration Contract (the "Exploration Contract") among PetroChina Group, ("PetroChina"), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a non-operating interest owner ("Yu Qiao") and the Company, the Company has the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump crude oil at Qian'an 112 oilfield in Jilin Province, PRC. Pursuant to the Exploration Contract, PetroChina is entitled to 20% of the output in the first ten years and 40% of the output thereafter until the end of the Exploration Contract; and Yu Qiao is entitled to 2% of the output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina. Pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who forwards the payment to the Company after deducting its management fee. As of September 30, 2006, Yu Qiao owed the Company $1,734,150 in payments for crude oil sales.

On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao owed to the Company by May 30, 2006 and to make ongoing payments timely. In the event that Yu Qiao breached its agreement, a related party has guaranteed Yu Qiao's payment. No allowance for doubtful accounts has been recorded as of September 30, 2006 as the debt owed by Yu Qiao is guaranteed by a related party.

In September, 2006, the related party who guaranteed Yu Qiao’s payment acquired 100% of the equity interest in Yu Qiao. As of September 30, 2006, the Company owed $485,221 to this same related party and $1,248,929 to a company controlled by this related party for a total of $1,734,150. The Company and this related party have agreed to offset the $1,734,150 owed by Yu Qiao and guaranteed by this related party against the $1,734,150. owed to the related party by the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 5	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at September 30, 2006 consist of the following:

(Unaudited)

Other receivables	$18,407
Prepaid consulting fee	162,750
Other prepaid expenses	33,114
$214,271

NOTE 6  RELATED PARTY TRANSACTIONS

a)	As of September 30, 2006, the Company owed a stockholder $1,091,431 for short-term advances. Imputed interest is charged at 6% per annum on the amount due.

b)	As of September 30, 2006, the Company owed a related party $485,221 for advances without fixed repayment terms. Imputed interest is charged at 6% per annum on the amount due. The Company and this related party have agreed to offset this amount against monies owed by Yu Qiao to the Company. See Note 4

As of September 30, 2006, the Company owed a company controlled by this related party $1,541,108 for advances made without fixed repayment terms. Imputed interest is charged at 6% per annum on the amount due. The Company and this related party have agreed to offset $1,248,929 of these amount against monies owed by Yu Qiao to the Company. See Note 4

As of September 30, 2006, Yu Qiao controlled by this related party owed the Company $1,734,150 (See note 4). The related party also guarantees this debt.

c)	As of September 30, 2006, the Company owed a related company $137,232 for advances made without fixed repayment terms. Imputed interest is charged at 6% per annum on the amounts due.

d)	Total interest expenses payable to a director, a stockholder and related parties amounted to $136,529 and $134,104 for the nine months ended September 30, 2006 and 2005 respectively.

e)	The Company paid a stockholder $9,000 for leased office spaces for the nine months ended September 30, 2006.

f)	On April 3, 2006, the Company issued 700,000 shares of common stock to a related party for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 7	NOTE PAYABLE

Note payable consists of the following:

September 30, 2006
(Unaudited)
Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2006 and
extended to August 2007	$250,000

Interest expense for the nine months ended September 30, 2006 was $33,383.

NOTE 8	OTHER LOANS PAYABLE

The Company has two outstanding short-term loans in the amount of $25,000 and $125,000, respectively, which were borrowed from third parties in October 2005 and July 2006 without fixed repayment terms. Interest and imputed interest is charged at 3.6% and 6% per annum respectively.

Interest expense for the nine months ended September 30, 2006 was $3,531.

Imputed interest expense for the nine months ended September 30, 2006 was $1,875.

NOTE 9  COMMITMENTS AND CONTINGENCIES

(A) Lease commitment

The Company leases office space from a stockholder and land from a third party under two operating leases which expire on June 30, 2015 and September 20, 2023, respectively at an annual rental of $12,000 and $156, respectively.

As of September 30, 2006, the Company had outstanding commitments with respect to the above non-cancelable operating leases, as follows:

2006	$3,039
2007	12,156
2008	12,156
2009	12,156
Thereafter	68,137
$107,644

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 9  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B) Capital commitment

As of September 30, 2006, the Company had capital commitments in the aggregate of $2,234,250 representing agreements with certain contractors to drill 20 oil wells in the next three months.

NOTE 10  STOCKHOLDERS’ EQUITY

Stock issued for services

On March 6, 2006, the Company issued 250,000 shares of common stock for legal services. The stock was valued at the closing price on the date of grant of $0.35 per share, yielding an aggregate value of $87,500. The Company recognized expense of $27,773 during the nine months ended September 30, 2006 and applied the balance of $59,727 against accrued liabilities.

On April 3, 2006, the Company issued 700,000 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000. The Company recognized expense of $54,250 during the nine months ended September 30, 2006 and recorded the balance of $162,750 against prepayments.

On April 3, 2006, the Company issued 1,550,000 shares of common stock to a consultant for consulting services. These shares were subsequently returned to the Company upon the cancellation by mutual consent of the consulting agreement in August 2006.

NOTE 11  CONCENTRATIONS AND RISKS

During 2006, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from a company located in the PRC.

NOTE 12 SUBSEQUENT EVENTS

(A)  Investment in a joint venture company

On July 26, 2006, the Company entered into a joint venture agreement (the “JV Agreement”) with a stockholder and a related party, hereafter referred to as the “Related Parties,” to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”) to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $125,000, respectively, as registered capital of Song Yuan Technical, and the Company and the related parties will receive 90% and 10%, respectively, of Song Yuan Technical’s membership and profit interests. On October 8, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests. Song Yuan Technical currently owns 100% of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe is a party to a 20 year Exploration Contract with PetroChina pursuant to which LongDe has the right to explore, develop and pump crude oil at Hetingbao Oilfield 301 Area in the PRC. Pursuant to the Exploration Contract, PetroChina is entitled to 20 % of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 12 SUBSEQUENT EVENTS (CONTINUED)

B) Set-off debts owed

During November 2006, a related party who had guaranteed the Yu Qiao debt had agreed to set off $485,221 owed to her and $1,248,929 owed to a company whom she controls against $1,734,150 Yu Qiao owed to the Company as of September 30, 2006.

NOTE 13 RESTATEMENT OF FINANCIAL STATEMENTS

On March 24, 2006, the Company’s Board of Directors determined that its proved oil and gas reserves for the periods prior to September 30, 2005 were materially overstated as a result of reliance on reserve estimates that did not comply with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Management of the Company recently revised its estimates of proved oil and gas reserves based on the Estimated Net Reserves and Income Data Report dated March 29, 2006 prepared by R.A. Lenser and Associates, Inc., an energy consulting firm, for the 2003 to 2005 fiscal years. Management believes that the new reserve estimates have been prepared in accordance with the Securities and Exchange Commission’s Industry Guide 2 and with the rules and regulations of the Securities and Exchange Commission. Restatement of the unaudited condensed consolidated financial statements for the nine months ended September 30, 2005 (“2005 third quarter Financial Statements”) is necessary because the reserve estimates, resulted in inappropriate characterization of other results in the Company’s Consolidated Balance Sheet at September 30, 2005 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 including, without limitation, depreciation of oil and gas properties. As a result, the net loss for the nine months ended September 30, 2005 was understated by $42,575. The oil and gas properties at September 30, 2005 were overstated by $274,960 and income tax payable at September 30, 2005 was overstated by $112,317. Accordingly, the Company has restated its previously issued 2005 third quarter Financial Statements to give effect to the new reserve estimates.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2006
(UNAUDITED)

	September 30,
	2005	September 30,
	(As Previously	2005
Statement of Operations	Reported)	(As Restated)

Net sales	$1,053,166	$1,053,166
Cost of sales	(127,232)	(189,322)
Gross profit	925,934	863,844
Operating expenses	(1,085,157)	(1,085,157)
Loss from operations	(159,223)	(221,313)
Other (expenses) income	(136,885)	(138,340)
Loss before taxes	(296,108)	(359,653)
Income tax expenses	(238,140)	(217,170)
Net loss	(534,248)	(576,823)
Other comprehensive loss	(76,316)	(73,137)
Comprehensive loss	(610,564)	(649,960)
Net loss per share-basic and diluted	$(0.03)	$(0.03)
Weighted average number of shares outstanding
during the period-basic and diluted	18,411,358	18,411,358

	September 30,
	2005	September 30,
	(As Previously	2005
Balance sheet	Reported)	(As Restated)

Current assets	$346,933	$346,933
Oil and gas properties and fixed assets, net	4,856,254	4,581,294
Total assets	5,203,187	4,928,227

Liabilities	4,023,426	3,911,109

Stockholders' equity
Common stock	18,274	18,274
Additional paid-in capital	1,400,847	1,400,847
Retained deficits	(163,044)	(328,866)
Accumulated other comprehensive loss	(76,316)	(73,137)
	1,179,761	1,017,118
Total liabilities and stockholders' equity	$5,203,187	$4,928,227

NOTE 13 RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

On August 16, 2006, the Company amended its unaudited condensed financial statements on Form 10-QSB for the three months ended March 31, 2006 to include an omission of disclosure of a subsequent event. The restatement had no effects on the Company’s financial position at March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006.

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

In connection with the Exploration Contract, Yu Qiao advanced the Company 28,001,602 RMB (approximately $3,452,725) for equipment and materials to develop the Company's initial 20 wells (the "Advance"). The Company and Yu Qiao agreed that until the Advance was repaid in full, 100% of the Company's revenues from the sale of crude oil to PetroChina would be retained by Yu Qiao. The Company repaid the Advance in full in September 2005.

In addition, pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao currently owed to the Company by May 30, 2006. In the event that Yu Qiao breaches its agreement, a related party has guaranteed Yu Qiao's payment. As of September 30, 2006, Yu Qiao owed the Company $1,734,150 in payments that it has yet to forward to the Company.

In September, 2006, the related party who guaranteed Yu Qiao’s payment acquired 100% of the equity interest in Yu Qiao. As of September 30, 2006, the Company owed this related party $485,221 and owed another approximately $1.25 million to a company controlled by this related party for a total of approximately $1.74 million. The Company and this related party have agreed to offset the $1,734,150 owed by Yu Qiao and guaranteed by this related party against the approximately $1.74 million owed directly and indirectly to this related party by the Company.

The price the Company paid for its crude oil is the FOB price on the first day of each month established by the Singapore crude oil spot market. Prices in 2005 averaged 3,059 RMB per ton or approximately $51.11 per barrel, which represents an increase of 47% over 2004. Price for the nine months ended September 2006 averaged 3,906 RMB per ton or approximately $66.16 per barrel, which represents an increase of 28% over 2005.

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

Recent Events

In June 2006, the PRC government imposed a new regulation on all oil and gas producers. Under this new regulation, all oil and gas producers are subject to a mandatory special oil fee. The fee is calculated based on the per barrel selling price of crude oil received by the producer. If the selling price of crude oil received by the producer exceeds $40 per barrel, the special oil fee is 20% of that portion of the selling price that exceeds $40 per barrel. If the selling price of the crude oil exceeds $60 per barrel, the special oil fee is 40% of the portion of the selling price that exceeds $60 per barrel. As a result of this new regulation, the Company paid additional special oil fees of $76,017 to the PRC government during this quarter. The Company will be required to continue to pay these special oil fees to the PRC government if the selling price of crude oil remains above $40 per barrel and these special oil fees will increase to the extent that crude oil prices continue to rise.

On July 26, 2006, the Company entered into a joint venture agreement (the “JV Agreement”) with Mr. Wang Hongjun, the Company’s President and another related party, hereafter referred to as the “Related Parties,” to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $125,000, respectively, as registered capital of Song Yuan Technical, and the Company and the related parties will receive 90% and 10%, respectively, of Song Yuan Technical’s membership and profit interests. On October 8, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests. Song Yuan Technical currently owns 100% of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe is a party to a 20 year Exploration Contract with PetroChina pursuant to which LongDe has the right to explore, develop and pump crude oil at Hetingbao Qilfield 301 Area in the PRC. Pursuant to the Exploration Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract.

Results of Operations

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Revenues. Revenues for the quarter ended September 30, 2006 were $528,629 compared to $386,282 for the quarter ended September 30, 2005, an increase of $142,347, or 37%. This increase was due to an increase in crude oil production as well as an increase in the average selling price of crude oil. Our output of crude oil for the three months ended September 30, 2006 was 990 tons compared to 870 tons for the same quarter in 2005. The average selling price of crude oil for the three months ended 2006 was $534 per ton compared to the same period of 2005 when the average selling price was $423 per ton. Our average selling price is largely determined by oil prices in the world market. Global supply and demand and geopolitical factors are the key determinants of oil prices. We believe that the rapid growth of energy use in developing countries, most notably China, is driving a rapid increase in worldwide oil consumption. Higher prices could result in reduced consumption and/or increasing supplies that could moderate the current high price levels. Our selling price is the FOB price at the first day of each month in Singapore crude oil markets.

Cost of sales. Cost of sales increased by 317% from $51,275 for the three months ended September 30, 2005 to $213,819 for the three ended September 30, 2006. The increase in cost of sales resulted primarily from the payment of additional oil and gas disposal fees charged by PetroChina and increased resource taxes and special oil fees charged by the PRC government. The increase in oil and gas disposal fees charged by PetroChina and increased resources taxes were due primarily to increased production. For the three months ended September 30, 2006, the Company also paid additional special oil fees of $76,017 to the PRC government as a result of the increase in average selling price of crude oil, where no such fee was paid in the same quarter in 2005. In addition, depreciation on our oil and gas properties increased quarter over quarter as a result of the development of additional oil and gas properties. The oil and gas disposal fees charged by PetroChina are related to crude oil prices. Therefore, although our output increased period to period, the amount of fees owed to PetroChina also increased significantly. The oil and gas disposal fees charged by PetroChina was $4,948 for the three months ended September 30, 2006 and no such fee was paid in the same period in 2005.

Operating Expenses. Operating expenses increased by 103% from $33,794 for the three months ended September 30, 2005 to $68,760 for the three months ended September 30, 2006 primarily as a result of an additional consulting fee of $27,125 paid to a third party consultant, where no such fee was paid in the same quarter of 2005. In addition, general and administrative expenses for the three months ended September 30, 2006 increased 35% compared with the same quarter in 2005. The increase was primarily due to higher payroll expenses as a result of increased production during this quarter.

Net Income. Net income decreased by 28% from $148,251 for the three months ended September 30, 2005 to $107,474 for the three months ended September 30, 2006, primarily as a result of a 317% increase in cost of sales and a 103% increase in operating expenses as described above.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

Revenues. Revenues increased by 39% from $1,053,166 for the nine months ended September 30, 2005 to $1,460,412 for the nine months ended September 30, 2006 due primarily to an increase in production of crude oil quarter over quarter as well as higher crude oil prices. Our crude oil production for the nine months ended September 30, 2006 was 2,974.40 tons as compared to 2,838.44 tons for the same period in 2005. The average selling price of crude oil for the nine-months ended September 30, 2006 was $488.31, in comparison to the same period of 2005 when the average selling price was $382.39.

Cost of sales. Cost of sales increased by 104% from $189,322 for the nine months ended September 30, 2005 to $386,851 for the nine months ended September 30, 2006. The increase in cost of sales resulted primarily from payment of additional oil and gas disposal fees charged by PetroChina and increased resource taxes and special oil fees charged by the PRC government as a result of increased revenues. For the nine months ended September 30, 2006, the Company paid additional special oil fees of $76,017 to the PRC government as a result of the increase in average selling price of crude oil, where no such fee was paid in the same period in 2005. The oil and gas disposal fees charged by PetroChina was $14,872 for the nine months ended September 30, 2006 and no such fee was paid in the same period in 2005. Resources taxes increased by 133% from $5,796 for the nine months ended September 30, 2005 to $13,510 for the nine months ended in September 2006. In addition, depreciation on our oil and gas properties increased by 13% from $83,363 for the nine months ended September 30, 2005 to $94,621 for the nine months ended in September as a result of the development of additional oil and gas properties.

Operating Expenses. Operating expenses decreased by 83% from $1,085,157 for the nine months ended September 30, 2005 to $189,178 for the nine months ended September 30, 2006 primarily as a result of a decrease in consulting fees of $893,750 period to period and a $32,184 decrease in general and administrative expenses. Our consulting expenses declined dramatically as a result of the completion of accounting and legal consulting services by two consultants. General and administrative expenses for the nine months ended September 30, 2006 and 2005, were $70,325 and $102,509, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2006 was due primarily to a decrease in fees paid to third party auditors.

Net Income (loss). We generated net income of $431,114 for the nine months ended September 30, 2006, compared to a net operating loss of $($576,823) for the nine months ended September 30, 2005. The primary reason for the profitability relates to a 38.6%, increase in revenues, which was only partially offset by a $197,529, or 104%, increase in cost of sales, a $895,979, or 83%, decrease in operating expenses and a $28,024 or 20%, increase in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had cash and cash equivalents of $500, other current assets of $1,948,421 and current liabilities of approximately $2.4 million. To date, the Company has financed its operations primarily from borrowings from related parties and a stockholder. As of September 30, 2006, the Company owed approximately $3.2 million to these individuals.

On July 15, 2005 and September 22, 2005, the Company entered into two Loan Agreements with Songyuan City Wulan Da Jie Cheng Shi Xin Yong She, a financial institution, pursuant to which the Company borrowed $250,000 and $125,000, respectively. These loans are due and payable on July 15, 2006 and January 22, 2007, respectively. The $125,000 loan was repaid in the second quarter of 2006. Repayment of the remaining bank loan in the amount of $250,000, which bears interest at 11.68% per annum, has been extended until August of 2007 and is secured by property owned by Wang, Hongjun, the Company’s President. The proceeds of the loans were used to fund the drilling of new wells and to pay daily operation expenses.

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

Capital Commitments.

On May 5, 2006, the Company’s wholly owned subsidiary, The Songyuan City Yu Qiao Qian An Hong Xiang Oil and Gas Co., Ltd., entered into an agreement (the “Drilling Agreement”) with Daqing City Ranghu Lu District Xu Yang Petroleum Tool Manufacturing Co., Ltd. (“Daqing City”) pursuant to which Daqing City would drill twenty (20) wells in the Company’s Qian’an 112 oilfield. The Drilling Agreement will terminate on December 31, 2006, subject to extension due to changes in construction design or other specifically enumerated conditions. The well construction technical specifications and quality levels are required to conform to the relevant standards of the national petroleum gas trade in the PRC, as well as other requirements set forth in the Drilling Agreement. Pursuant to the terms of the Drilling Agreement, the Company is obligated to pay Daqing City a total of 18,800,000 RMB in cash, of which 300,000 RMB must be paid prior to drilling each well and the remaining amount must be paid within one year, in equal monthly installments, after inspection and acceptance of the completion such well. The Company plans to finance its capital commitment obligations under the Drilling Agreement through retained earnings over the course of the Drilling Agreement term, and if necessary, additional borrowings. However, the Company can provide no assurances that it will be able to obtain such borrowings in a timely manner and on favorable terms, if at all.

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

RISKS RELATED TO OUR BUSINESS

We Currently Lack Liquidity.

As of September 30, 2006, we had cash and cash equivalents of $500, other current assets of $1,948,421 and current liabilities of approximately $2.4 million, including approximately $250,000 in outstanding bank loans. As a result of our agreement with Yu Qiao, to date, all of our revenues have been paid to Yu Qiao and we have obtained operating capital through borrowing transactions. In addition, pursuant to the terms of our oil exploration contract, all payments by PetroChina for crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee. Yu Qiao has failed to forward payments to the Company on a timely basis and as of September 30, 2006 owed the Company approximately US$1,734,150. In September, 2006, the related party who guaranteed Yu Qiao’s payment acquired 100% of the equity interest in Yu Qiao. As of September 30, 2006, the company owed $485,221 to this related party and approximately $1.4 million to a company controlled by this related party for a total of approximately $1.88 million. The Company and this related party have agreed to offset the $1,734,150 owed by Yu Qiao and guaranteed by this related party against the approximately $1.88 million owed to the related party by the Company.

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

RISKS RELATED TO CORPORATE AND STOCK MATTERS

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

As a result of deficiencies in the Company's internal controls discovered in connection with our 2005 audit and restatement of the referenced quarterly financial statements, our management has implementing the following set of changes:

(1) Engaging outside consultants with technical accounting expertise, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review of our financial statements and how we account for complex, non-recurring transactions and those items for which we have restated our financial statements as described above;

(2) Providing additional training of our accounting staff;

(3) Involving both internal accounting personnel and outside consultants with technical accounting expertise, as needed, early in the evaluation of the application of generally accepted accounting principles in complex, non-recurring transactions;

(4) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-recurring transactions and those items for which we have restated our financial statements as described above; and

(5) Requiring senior accounting personnel and our outside consultants with technical accounting expertise to review complex, non-recurring transactions to evaluate and approve the accounting treatment for such transactions and those items for which we have restated our financial statements as described above prior to the issuance of any financial statements by us.

We began to execute the remediation steps identified above in the fourth quarter of calendar year 2005 and have continued such efforts through the end of the period covered by this report. We engaged outside consultants with technical accounting expertise in October 2005 and we utilized these consultants as well as other changes described above in the preparation of this quarterly report.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Pursuant to the terms of the Exploration Contract, all payments by PetroChina for sales of the Company's crude oil are paid to Yu Qiao, who is obligated to forward the payment to the Company after deduction of its management fee. As of September 30, 2006, Yu Qiao owed the Company $1,734,150 in payments that it has failed to forward to the Company. On April 12, 2006, the Company and Yu Qiao entered into a settlement agreement pursuant to which Yu Qiao agreed to pay to the Company all amounts that Yu Qiao then owed to the Company by May 30, 2006. In the event that Yu Qiao breached its agreement, a related party has guaranteed Yu Qiao's payment. In September, 2006, the related party who guaranteed Yu Qiao’s payment acquired 100% of the equity interest in Yu Qiao. As of September 30, 2006, the Company owed $485,221 to this related party and approximately $1.25 million to a company controlled by this related party for a total of approximately $1.74 million. The Company and this related party have agreed to offset the $1,734,150 owed by Yu Qiao and guaranteed by this related party against the approximately $1.74 million owed to the related party by the Company.

On July 26, 2006, the Company entered into a joint venture agreement (the “JV Agreement”) with Mr. Wang Hongjun, the Company’s President and another related party, hereafter referred to as the “Related Parties,” to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $125,000, respectively, as registered capital of Song Yuan Technical, and the Company and the related parties will receive 90% and 10%, respectively, of Song Yuan Technical’s membership and profit interests. On October 8, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests. Song Yuan Technical currently owns 100% of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe is a party to a 20 year Exploration Contract with PetroChina pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301 Area in the PRC. Pursuant to the Exploration Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract.

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 26, 2006, Registrant and Ms. Ju GuiZhi and Mr. Wang Hongjun, entered into an agreement (the “Agreement”) to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd. Mr. Wang is the President and Chairman of the Board of Directors of the Registrant and is a significant shareholder of the Registrant. Ms. Ju is a member of Mr. Wang’s immediate family. The purposes of the joint venture limited liability company will be to acquire and operate oil and gas development assets and sell crude oil. Registrant agreed to initially commit $1 million (USD) to the joint venture, which must be paid within 3 months of the date of the Agreement and for which Registrant will receive 90% of the joint venture limited liability company’s membership and profits interests. Ms. Ju and Mr. Wang will commit an aggregate of RMB 1 million to the joint venture, for which they will receive an aggregate of 10% of the joint venture limited liability company’s membership and profits interests. Registrant will be entitled to appoint the President and two of the joint venture limited liability company’s five directors. The Agreement and services provided thereunder are subject to the laws of the People’s Republic of China (PRC) and the parties agreed to binding arbitration of disputes in the PRC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

 (Registrant)

Date: November 20, 2006	By:	/s/ Zhang Yang
Chief Financial Officer