Form 10KSB
period 2006-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2007-04-16
CIK 787251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006         Commission File Number 0-49846

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

----------------------------------------------

(Name of small business issuer in its charter)

Nevada

--------------------------------------------------------------

(State or other jurisdiction of incorporation or organization)

87-0638750

------------------------------------

(I.R.S. Employer Identification No.)

20337 Rimview Place

Walnut, California 91789

Tel: (909) 468-1858

---------------------------------------------------

(Address, including zip code, and telephone number,

including area code, of registrant’s

principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.001 Par Value

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $2,661,485

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 23, 2007 held by non-affiliates was 12,820,080 shares. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The aggregate market value of the common equity held by non-affiliates as of March 23, 2007 was $3,846,024 based on the closing price of such stock of $0.30 on such date.

As of March 23, 2007, there were 19,224,080 shares of the issuer’s common stock, $0.001 par value, outstanding

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

Information Regarding Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1 DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated in the State of Nevada on August 20, 1999 under the name Draco Holding Corporation. On March 29, 2004, we executed an Agreement for Share Exchange with Hong Xiang Petroleum Group Limited, a corporation organized and existing under the laws of the British Virgin Islands (“Hong Xiang”), and the individual shareholders owning 100% of the outstanding common shares of Hong Xiang (the “Hong Xiang Shareholders”). Pursuant to the Agreement for Share Exchange, we issued 18,700,000 shares of our common stock to the Hong Xiang Shareholders in exchange for all of the shares of capital stock of Hong Xiang owned by the Hong Xiang Shareholders at closing, and Hong Xiang became our wholly-owned subsidiary.

On June 28, 2004, we changed our name to China North East Petroleum Holdings Ltd.

DESCRIPTION OF BUSINESS

The Company is engaged in the extraction and production of crude oil in Jilin Province, People’s Republic of China (“PRC” or “China”), through Songyuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (‘Hong Xiang Oil Development”), a wholly-owned subsidiary of the Company’s subsidiary Hong Xiang Technical Services Co., Ltd. (“Hong Xiang Technical). Hong Xiang Technical, a 100% owned subsidiary of Hong Xiang, was incorporated in the PRC to provide technical advisory services to oil and gas companies in the PRC. Hong Xiang Oil Development is a 100% owned subsidiary of Hong Xiang Technical.

The Company’s area of operations is Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located 9 kilometers southwest of Qian’an City. Qian’an 112 has a total exploration area of 20.7 square kilometers.

Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) among PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the PRC (“Yu Qiao”) and the Company entered into in May 2002, the Company has the right to explore, develop and pump oil at Qian’an 112. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee.

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hong Jung (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of a limited liability company under the Laws of the PRC, named Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. The Company owns a 90% membership interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% membership interest in Song Yuan Technical.

Song Yuan Technical owned a 100% equity interest in Chang Ling LongDe Oil & Gas Development Co. Limited. (“LongDe”). LongDe is a party to a 20-year Exploration Contract with PetroChina entered into in May 2003, pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301 Area in the PRC (“Hetingbao 301”). Pursuant to the Exploration Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company has the controlling interest of LongDe.

Acquisition of Yu Qiao

Subsequent to the 2006 fiscal year end, on January 26, 2007, the Company’s 90% owned joint venture, Song Yuan Technical, completed the acquisition of 100% of the equity interests of Yu Qiao. In consideration for this acquisition, the Company will issue to the three former shareholders of Yu Qiao (one of whom is Ju Guizhi, who owns 70% equity interest of Yu Qiao) an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock in exchange for their equity interests. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for Registrant’s common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company controls 90% ownership of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical. The Board of Directors of the Registrant will retain an investment bank or financial advisor doing business in the PRC to prepare and deliver an opinion as to the fairness of the transaction and the Stock Purchase Price to the Registrant and its shareholders within 90 days after the Closing date.

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, the former owners of Yu Qiao, Wang Pingwu and Meng Xiangyun, hold 20%, and 10% of the equity interests, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical and Ms. Ju. The law of the PRC governs the agreements by which the Company acquired Yu Qiao and by which the former owners of Yu Qiao hold an equity interest in trust. See “Regulations Affecting Our Business” under “Risk Factors.”

The Company, as the 90% owner of Song Yuan Technical, indirectly owns 63% of the equity securities of Yu Qiao and Ms. Ju indirectly owns 7% of the equity securities of Yu Qiao. In addition, the Company and Ms. Ju are the indirect beneficiaries of the Trust Agreements with respect to 27% and 3%, respectively, of the equity securities of Yu Qiao. As the majority shareholder of Yu Qiao, the Company now has the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and other oil fields under three different Exploration Contracts that Yu Qiao entered into with PetroChina. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 227 oil wells.

As a result of the Yu Qiao acquisition, the Oil Lease became unnecessary, because the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to the Qian’an 112 oil fields. In particular, the management fee paid by Hong Xiang Oil Development to Yu Qiao became redundant as both entities are controlled by the Company. In addition, all operations, assets and liabilities of Hong Xiang Oil Development will be transferred to Yu Qiao. As such, on March 19, 2007, the Company dissolved Hong Xiang Oil Development and Hong Xiang Technical as both subsidiaries have no assets other than the lease agreement, and are no longer necessary elements of its corporate structure. The Company did not incur any material costs in connection to the closure of Hong Xiang Technical and Hong Xiang Oil Development.

Oil and Gas Properties and Activities

During 2006, the Company had a total of 44 producing wells, including 38 producing wells at Qian’an 112 and 6 producing wells at Hetingbao 301. There are 34 traditional sucker-rod pumping machines in operation.

Crude oil production in Qian’an 112 is sold to the Jilin Refinery of PetroChina, which is approximately four kilometers from the pumping site at Qian’an 112. PetroChina pays the Company a price per barrel equal to the Singapore crude oil spot market price on the first day of every month. The price is FOB the Jilin Refinery.

Crude oil production in Hetingbao Oilfield 301 is also sold to Jilin Refinery of PetroChina, which is approximately three kilometers from the pumping site at Hetingbao 301. PetroChina pays the Company a price per barrel equal to the Singapore crude oil spot market price on the first day of every month. The price is FOB the Jilin Refinery.

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes of crude oil for the last three fiscal years.

	2006	2005	2004
China	(mbbl)
Crude Oil	41,204.02	27536.26	40725.79

Proved Reserves

As of December 31, 2006, Qian’an 112 had proved reserves of approximately 826,926 barrels of crude oil attributable to the Company; Hetingbao Oilfield 301 had proved reserved of approximately 641,945 barrels of crude oil attributable to the Company.

Proved reserve estimates were made as of December 31, 2006 by R.A. Lenser & Associates, an independent worldwide petroleum consultant. R.A. Lenser & Associates conducted a reserve study of Qian’an 112 in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2006 and 2005 (restated) are contained in the Supplemental Information on Oil and Gas Exploration and Production Disclosures— Unaudited (Supplemental Information) in the CNEH Consolidated Financial Statements (Consolidated Financial Statements) under Item -- 7 of this Form 10-KSB.

Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates under Item 7 of this Form 10-KSB for additional information on the Company’s proved reserves.

The following table shows the Company’s annual average sales prices and average production costs. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Additional detail of production costs is contained in the Supplemental Information under Item 7 of this Form 10-KSB.

	2006	2005	2004
Qian’an 112
Average annual sales price per barrel	$64.20	$61.81	$35.13
Aggregate annual sales	2,219,019	$1,412,232	$1,430,680
Average annual production cost per barrel equivalent	$9.91	$8.84	$9.29

Hetingbao Oilfield 301	2006	2005	2004

Average annual sales price per barrel	$66.61	N/A	N/A
Aggregate annual sales	$442,466	N/A	N/A
Average annual production cost per barrel equivalent	$9.32	N/A	N/A

Drilling Programs

During 2006, the Company drilled 17 new productive wells in Qian 112 area and 1 new productive well in Hetingbao 301 area.

Drilling Statistics

The following table shows the results of the oil and gas wells drilled and tested:
	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2006	0	0	0	44	0		44
2005	0	0	0	21	0	0	21
2004	0	0	0	21	0	0	21

Properties and Leases

The following schedule shows the number of developed leases, undeveloped lease and fee mineral acres in which the Company held interests at December 31, 2006:

	Developed Lease		Undeveloped Lease
Property	Gross	Net	Gross	Net

Qian’an 112	821	657	475	380
Hetingbao 301	130	104	497	397

(1)	Developed Proved Acres means the acres assigned to each existing well. Each of the Company’s 38 wells is assigned to approximately 300 square meters or 21.6 acres.
(2)

Undeveloped Proved Acres means the acres assigned to each proved undeveloped location. Each of the Company’s 22 proved undeveloped locations is assigned to approximately 300 square meters or 21.6 acres.

(3)	Remaining Undeveloped Acres means the remaining undeveloped acres in the oil tract.

Marketing and Sales

Currently, all of the Company’s crude oil production is sold to PetroChina’s Jilin Refinery. We do not expect that the Company will have any other customers during the next twelve months.(actually, restricted by the contract we could not sell any crude oil to any other dealer rather than PetroChina. PetroChina pays the Company the Singapore spot price as of the first day of each calendar month.

Employees

We currently employ 78 people, of which 18 are in management and 60 are site workers. All employees are located in Northern China. Most of them are highly educated, including senior engineers and specialists with bachelors or masters degrees. None of our employees belong to a union nor are any employed pursuant to any collective bargaining agreement or similar agreement. We believe that relationships with our employees are satisfactory.

Regulations

Restrictions on Foreign Ownership in the Oil and Gas Industry

The principal regulation governing foreign ownership of oil and gas companies in China is the Regulations of the Foreign Investor Merges the Domestic Enterprises” issued by Department of Commerce, Foreign Investment Administration, Stock Exchange Committee (September 2006). Currently, qualified foreign investors cannot own 100% of an oil and gas company in China. The foreign investors’ equity holding ratios are subject to the approval of relevant government authorities.

As we understand that any foreign investment in China should be subject to the approval of the Ministry of Commerce and approvals of other authorities (if applicable).

As a result of the rules and regulations described above, we conduct our businesses in China through Yu Qiao and Wang Pingwu and Meng Xiangyun, who holds the equity interests of Yu Qiao in trust for the Company. We have entered into contractual arrangements with Wang Pingwu and Meng Xiangyun pursuant to which we believe, based on the advice of PRC legal counsel, that:

•	we are able to exert effective control over Yu Qiao;
•	substantially all of the economic benefits of Yu Qiao will be transferred to us; and
•	our 90% owned joint venture, Song Yuan Technical, has an exclusive option to purchase all or part of the equity interests in Yu Qiao to the extent permitted by PRC law.

The Company further believes, based on the advice of PRC legal counsel who, that:

•	the ownership structure of Yu Qiao is in compliance with existing PRC laws and regulations;
•

the contractual arrangements among Song Yuan Technical, Yu Qiao Wang Pingwu and Meng Xiangyun are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect; and

•	the PRC business operations of Song Yuan Technical and Yu Qiao as described in this annual report, are in compliance with existing PRC laws and regulations in all material respects.

We have been further advised, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the above opinion of our PRC legal counsel.

Environmental Regulations

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

Special Oil Fees

In June 2006, the PRC government imposed a new regulation on all oil and gas producers. Under this new regulation, all oil and gas producers are subject to a mandatory special oil fee. The fee is calculated based on the per barrel selling price of crude oil received by the producer. If the selling price of crude oil received by the producer exceeds $40 per barrel, the special oil fee is 20% of that portion of the selling price that exceeds $40 per barrel. If the selling price of the crude oil exceeds $60 per barrel, the special oil fee is 40% of the portion of the selling price that exceeds $60 per barrel. As a result of this new regulation, the Company paid additional special oil fees of $190,934 to the PRC government during 2006. The Company will be required to continue to pay these special oil fees to the PRC government if the selling price of crude oil remains above $40 per barrel and these special oil fees will increase to the extent that crude oil prices continue to rise.

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

RISKS RELATED TO OUR BUSINESS

Oil prices fluctuate significantly, and lower prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. We sell to one customer, PetroChina, and we are paid a price per barrel equal to the Singapore crude oil spot market price on the first day of every month. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The lower prices may reduce the amount of crude oil that we can economically produce.

            Among the factors that can cause fluctuations are:

•	the price and availability of alternative fuels;
•	disruptions in supply and changes in demand caused by weather conditions;
•	changes in demand as a result of changes in price;
•	political conditions in oil and gas producing regions; and
•	domestic governmental regulations.

Our future success depends on our ability to find, develop and acquire oil and gas reserves.

To maintain production levels, we must locate and develop or acquire new crude oil reserves to replace those depleted by production. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We may be unable to find and develop or acquire additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If lower crude oil price or operating constraints or production difficulties result in our cash flow from operations being less than expected, we may be unable to expend the capital necessary to locate and develop or acquire new crude oil reserves.

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

Reserve degradation and depletion

Our profitability depends substantially on our ability to exploit our oil reserves at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being drilled at costs comparable to those characteristics of the depleting oil field. We may in the future acquire oil reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at Qian’an 112, Hetingbao 301 and at oil fields that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines.

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

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency- denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

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

The Renminbi is not a freely convertible currency at present. The Company receives all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

We may suffer from exchange rate risks that could result in foreign currency exchange loss.

Because our business transactions are denominated in RMB and our funding and result of operations will be denominated in USD, fluctuations in exchange rates between USD and RMB will affect our balance sheet and financial results. Since July 2005, RMB is no longer solely pegged with USD but is pegged against a basket of currencies as a whole in order to keep a more stable exchange rate for international trading. With the very strong economic growth in China in the last few years, RMB is facing a very high pressure to appreciate against USD. Such pressure would result more fluctuations in exchange rates and in turn our business would be suffered from higher exchange rate risk.

There are very limited hedging tools available in China to hedge our exposure in exchange rate fluctuations. They are also ineffective in the sense that these hedges cannot be freely preformed in the PRC financial market, and more important, the frequent changes in PRC exchange control regulations would limit our hedging ability for RMB.

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

Because our assets are located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Our assets are, for the most part, located in the PRC. Because the Company’s assets are located overseas, the assets of the Company may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding. As a result, if the Company was declared bankrupt or insolvent, the Company’s stockholders may not receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

Our acquisitions of LongDe and Yu Qiao (after our fiscal year) were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in oil and gas industries and such structures may limit our control with respect to such entities.

PRC rules and regulations do not allow foreign investors to directly own 100% of a domestic oil and gas business. As such, we are ineligible to own directly 100% a domestic oil and gas business in China. We acquired Hong Xiang Oil Development through Hong Xiang Technical, our 100% owned subsidiary. We acquired a majority interest of LongDe and Yu Qiao through Song Yuan Technical, our 90% owned joint venture incorporated in the PRC. Our acquisition of Yu Qiao subsequent to our fiscal year is currently provided through a trust arrangement with two PRC citizens designated by PetroChina, a government owned entity; pursuant to which they agree to hold 30% securities of Yu Qiao for the benefit of Song Yuan Technical in compliance with the applicable law of the PRC. However, pursuant to the trust agreement, they agree, among other things, to (i) vote the securities as directed by Song Yuan technical, (ii) deliver all payments, distributions and other economic benefits received with respect to the securities to Song Yuan Technical, (iii) not transfer or encumber the securities without the consent of Song Yuan Technical and (iv) to transfer the securities to Song Yuan Technical as soon as permissible under the laws of the PRC.

Although we have been advised by our PRC counsel that our arrangements with our affiliated Chinese entities are valid under current PRC laws and regulations, we cannot assure you that we will not be required to restructure our organization structure and operations in China to comply with changing and new PRC laws and regulations. Restructuring of our operations may result in disruption of our business, diversion of management attention and the incurrence of substantial costs.

Recent PRC regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activities. If our shareholders who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

The PRC National Development and Reform Commission, or NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any registrations or approvals required under these regulations or other related legislation. Furthermore, as the regulations are relatively new, the PRC government has yet to publish implementing rules, and much uncertainty remains concerning the reconciliation of the new regulations with other approval requirements. It is unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. The failure or inability of our PRC resident shareholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries, and the ability of our PRC subsidiaries to make distributions or pay dividends, or materially and adversely affect our ownership structure. If any of the foregoing events occur, our acquisition strategy, business operations and ability to distribute profits to you could be materially and adversely affected.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from raising finance to make loans or additional capital contributions to our PRC operating subsidiaries and affiliates.

As an offshore holding company of our PRC operating subsidiaries and affiliates, we may make loans to our PRC subsidiaries and consolidated PRC affiliated entities, or we may make additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries or consolidated PRC affiliated entities are subject to PRC regulations and approvals.

We may also determine to finance Song Yuan Technical, by means of capital contributions. These capital contributions to Song Yuan Technical must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our operating subsidiaries. If we fail to receive such registrations or approvals, our ability to capitalize our PRC operations would be negatively affected which would adversely and materially affect our liquidity and our ability to expand our business.

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

The market for the Company’s common stock is illiquid.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2007, we may be adversely affected.

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our company must attest to and report on management’s assessment of the same. Even if our management attests to our internal control measure to be effective, our independent registered public accountants may not satisfy with our internal control structure and procedures. We cannot assure possible outcomes about the conclusion of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact to our stock market price.

ITEM 2 DESCRIPTION OF PROPERTY

China North East Petroleum’s principle headquarters are located in Song Yuan City, in the People’s Republic of China. The Company leases an approximately 7,747 square foot facility for approximately $12,294 per year that expires in June 30, 2015. These headquarters house all of our administrative and clerical staff. The Company also leases an approximately 26,910_square foot facility as its production base for $160 per year that expires in September 20, 2023.

The Company’s crude oil exploration and production operations are conducted on property which is located in the Jilin Oil Region and designated as Qian’an Oil Field Zone 112 (“Qian’an 112”) and Hetingbao Oil Field Zone 301.

The Company also has an office located at Qian’an 112. The Company owns the buildings although the land is leased pursuant to the Oil Lease. Actual oil exploration and production operations are controlled from this office and housing is provided for up to 60 workers. The Company pays no rent for use of this space. In addition the Company has no written agreement or formal arrangement pertaining to the use of this space. No other businesses operate from this office.

In addition, the Company’s, through its joint venture, Song Yuan Technical, conducted crude oil exploration and production operations on property which is located in the Jilin Oil Region and designated as Hetingbao Oil Field Zone 301 (“Hetingbao 301”). Song Yuan Technical owns 100% of LongDe Oil and Gas Development, which is a party to a 20 year Exploration Contract with PetroChina, pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301 Area.

The Company does not have an office located in Hetingbao 301.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

            CNEH common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “CNEH.OB”. As of March 23, 2007, CNEH had approximately 102 holders of record. Presented below is the high and low bid information of CNEH’s common stock for the periods indicated. The source of the following information is Merrill Lynch. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2006:
First Quarter	$.84	$.20
Second Quarter	$.55	$.35
Third Quarter	$.45	$.25
Fourth Quarter	$.51	$.22
FISCAL YEAR ENDING DECEMBER 31, 2005:
First Quarter	$1.08	$3.0
Second Quarter	$0.58	$0.23
Third Quarter	$0.45	$0.25
Fourth Quarter	$0.51	$0.22

EQUITY COMPENSATION PLAN INFORMATION

            The Company issued no options, warrants or other rights to acquire the Company’s securities during 2006.

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

Overview

We are engaged in the extraction and production of crude oil in Jilin Province, PRC, through Songyuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) , a wholly-owned subsidiary of the Company’s 100% owned subsidiary Hong Xiang Technical Services Co., Ltd. (“Hong Xiang Technical”) organized and existing under the laws of PRC. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Contract; and Yu Qiao is entitled to 2% of our output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina.

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

In September, 2006, the related party who guaranteed Yu Qiao’s payment acquired 100% of the equity interest in Yu Qiao. As of September 30, 2006, the Company owed this related party $485,221 and owed another approximately $1.25 million to a company controlled by this related party for a total of approximately $1.74 million. The Company and this related party have agreed to offset the $1,734,150 owed by Yu Qiao and guaranteed by this related party against the approximately $1.74 million owed directly and indirectly to this related party by the Company. As of December 31, 2006, debt owed by Yu Qiao has been settled.

On July 26, 2006, the Company entered into a joint venture agreement with a stockholder of the Company and a related party to contribute to the increased registered capital of a limited liability company under the Laws of the People’s Republic of China (“PRC”), named Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. The Company owns 90% membership interest in Song Yuan Technical, the related party owns the remaining 10% membership interest in Song Yuan Technical.

Song Yuan Technical owned 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe was incorporated in May, 2003 under the PRC laws and is a party to a 20 year Exploration Contract with PetroChina, pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301 Area in the PRC (“Hetingbao 301”). Pursuant to the Exploration Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract.

Subsequent to the fiscal year end, on January 26, 2007, Song Yuan Technical, the Company’s, 90% owned joint venture, completed the acquisition of 100% of the equity interests of Yu Qiao. In consideration for this acquisition, the Company, as the 90% owner of Song Yuan Technical, will issue to the three former shareholders of Yu Qiao (one of whom is Ms. Ju, who owns 70% equity interest of Yu Qiao) an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock, in exchange for their equity interests. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for Registrant’s common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company controls 90% ownership of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical. As the majority shareholder of Yu Qiao, the Company may exploit the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and other oil fields under Exploration Contracts that Yu Qiao entered into with PetroChina in May 2003. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 227 oil wells.

As a result of Yu Qiao acquisition, the Oil Lease became unnecessary, as the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to the Qian’an 112 oil fields. In particular, the management fee paid by Hong Xiang Oil Development to Yu Qiao became redundant as both entities are controlled by the Company. In addition, all operations, assets and liabilities of Hong Xiang Oil Development will be transferred to Yu Qiao. As such, on March 19, 2007, the Company dissolved Hong Xiang Oil Development and Hong Xiang Technical as both subsidiaries have no assets other than the lease agreement, are no longer necessary elements of its corporate structure. The Company did not incur any material costs in connection to the closure of Hong Xiang Technical and Hong Xiang Oil Development.

As the majority shareholder of Yu Qiao, the Company now has the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and oil fields under three different Exploration Contracts that Yu Qiao entered into with PetroChina in May 2003. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 227 oil wells.

The Company is paid the FOB price on the first day of each month established by the Singapore crude oil spot market. Prices in 2006 averaged 3,782 RMB per ton or approximately $64.2 per barrel, which represents an increase of 4% over 2005.

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2006 and 2005:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending as of December 31, 2006 and December 31, 2005.

	2006	2005
Revenues, net	$2,661,485	$1,550,236
Cost and Expenses	1,423,960	1,780,320
Income (Loss) from Operations	1,237,525	($230,084)

Revenues.

Revenues for 2006 increased to $2,661,485 from $1,550,236 in 2005 as a result of the increase in oil production and higher oil price. During the fourth quarter, the Company drilled 17 new oil wells in Qian 112 area. Total number of producing wells increase from 26 in 2005 to 44 in 2006, a total increase of 70%. These new wells double the production in November 2006 and December 2006 compared with the same periods in 2005. The addition of LongDe acquired in 2006 contributed an additional 17% in total oil production. Total oil production for November 2006 and December 2006 was 1,388.8 tons, or approximately a 117% increase, as compared to 639 tons in the same period in 2005. Oil production in 2006 was 5,583.20 tons as compared to 4,180.80 tons in 2005. Oil prices in 2006 averaged 3782 RMB per ton or approximately $64.2 per barrel, which represents an increase of 4% over 2005

Cost of sales. Cost of sales increased by 50% from $441,771 for the year ended December 31, 2005 to $662,825 for the year ended December 31, 2006. The increase in cost of sales resulted primarily from higher production in 2006. During 2006, with the addition of LongDe, our total number of producing wells increased from 26 in 2005 to 44 in 2006, a total increase of 70%.

Operating Expenses. Operating expenses decreased by 43% from $1,338,549 for the year ended December 31, 2005 to $761,135 for the year ended December 31, 2006. The decrease in operating expenses resulted primarily from the decline in consulting fees. During 2005, the Company paid approximately $948,000 for consulting service in connection with its first full year as a U.S. public traded company, where no such fee was paid in the same fiscal year in 2006.

General and administrative expenses increased 131% or $249,164 to $439,743 for the 2006 period verses the comparable 2005 period. The increase in general and administrative expenses was due to the increase in our overall production activity during the year. Salaries and administrative costs increased during the year ended December 31, 2006, in order to support growth in production and as a result of LongDe acquisition. In addition, the increase in general and administrative expenses was attributed from the payment of special oil fees charged by the PRC government. The increase in special oil fees was due to increased production. During 2006, the Company paid additional special oil fees of $190,934 to the PRC government as a result of the increase in average selling price of crude oil, where no such fee was paid in the same fiscal year in 2005. We expect the general and administrative expense will continue to grow in year 2007, as we continue to increase our production with the acquisition of Yu Qiao and engage in more financing activities.

Net Income. The Company’s net income increased by $1,582,301 to $925,613 for the year ended December 31, 2006, compared to a net loss of $656,688 for the year ended December 31, 2005. The increase in net income was primarily due to the increase in revenues and higher crude oil price.

LIQUIDITY AND CAPITAL RESOURCES

We must find new and develop existing reserves to maintain and grow production and cash flow. We accomplish this through developing new wells by leasing properties through our subsidiaries. These activities require substantial capital expenditures. Over the last year, we have successfully grown our reserve base and production, resulting in growth in our net cash flow from operating activities. Cash flow provided by operating activities was $7,951,847 for the year ended December 31, 2006, compared to $976,287 for the year ended December 31, 2005. The increase in cash flow from operating activities was primarily due to the increase in accounts payable from $183,272 in 2005 to $6,849,747 in 2006.

The increase in accounts payable was primarily due to the drilling expenditure to a drilling company named Songyuan First Drilling Services Limited (“Songyuan Service”), a subsidiary of PetroChina, for the drilling of thirty two (32) wells in the Qian’an 112 oilfield. As of December 31, 2006, the company has drilled 12 new wells in Qian’an 112 area, and the remaining 20 wells have not been in production as of December 31, 2006. After the completion of drilling the 12 new wells, the company is obligated to pay Songyuan Service a total of 44,386,900 RMB or approximately US$ 5,684,288 in cash in 24 equal monthly installments.

In addition, net income contributed $1.5 million our operating cash flow as a result of the higher production and higher oil price as discussed above.

Cash flow used in investing activities was $10,534,463 for the year ended December 31, 2006, compared to $540,601 in cash flow used in investing activities for December 31, 2005. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During 2006, we invested $4,502,198 in the purchase of oil and gas equipments, including well and $5,682,384 in exploitation and development of Qian 112 and Hetingbao 301. As a result of the Yu Qiao acquisition, we may need to devote additional capital for exploitation and development activities on the properties owned by Yu Qiao. Additional capital may be obtained through financing or borrowing from a third party.

Cash flow provided by financing activities was $2,445,191 for the year ended December 31, 2006, compared to $152,293 in cash flow used in financing activities for the same period in 2005. as a result of the additional advances made by a shareholder and related parties.

In addition, the company secured two bank loans in the amount of $128,062 and $256,125, respectively. These loans are due and payable in full in June 2007 and July 2008, respectively. We currently anticipate repaying these loans with our operating cash flow. In the event we do not have available cash flows from our operation to repay these loans, we will refinance the loans upon maturities. These credit facilities do not have restrictive covenants.

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations, including Yu Qiao. Management believes that oil property investing activities in 2007 can be financed through operating cash flow (installment). In order to develop additional wells, the Company may also consider a number of different financing opportunities. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop additional oil wells, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Capital Commitment

Pursuant to the Joint Venture Agreement, the Company is obligated to contribute $1 million as registered capital of Song Yuan Technical. On October 8, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests. The Company remains obligated to contribute an additional $510,000 in capital to Song Yuan Technical. The Company will contribute the remaining $510,000 during the second quarter of 2007.

Material Subsequent Events

Subsequent to the 2006 fiscal year end, on January 26, 2007, the Company’s 90% owned joint venture, Song Yuan Technical, completed the acquisition of 100% of the equity interests of Yu Qiao. In consideration for this acquisition, the Company will issue to three former shareholders of Yu Qiao (one of whom is Ju Guizhi, who owns 70% equity interest of Yu Qiao) an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock in exchange for their equity interests. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for Registrant’s common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company controls 90% ownership of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical. The Board of Directors of the Registrant will retain an investment bank or financial advisor doing business in the PRC to prepare and deliver an opinion as to the fairness of the transaction and the Stock Purchase Price to the Registrant and its shareholders within 90 days after the Closing date.

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, the former owners of Yu Qiao, Wang Pingwu and Meng Xiangyun, hold 20%, and 10% of the equity interests, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical and Ms. Ju. The law of the PRC governs the agreements by which the Company acquired Yu Qiao and by which the former owners of Yu Qiao hold an equity interest in trust. See “Regulations Affecting Our Business” under “Risk Factors.”

The Company, as the 90% owner of Song Yuan Technical, indirectly owns 63% of the equity securities of Yu Qiao and Ms. Ju indirectly owns 7% of the equity securities of Yu Qiao. In addition, the Company and Ms. Ju are the indirect beneficiaries of the Trust Agreements with respect to 27% and 3%, respectively, of the equity securities of Yu Qiao. As the majority shareholder of Yu Qiao, the Company may exploit the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and other oil fields under Exploration Contracts that Yu Qiao entered into with PetroChina in May 2003. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 227 oil wells.

As a result of the Yu Qiao acquisition, the Oil Lease became unnecessary, because the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to the Qian’an 112 oil fields. In particular, the management fee paid by Hong Xiang Oil Development to Yu Qiao became redundant as both entities are controlled by the Company. In addition, all operations, assets and liabilities of Hong Xiang Oil Development will be transferred to Yu Qiao. As such, on March 19, 2007, the Company dissolved Hong Xiang Oil Development and Hong Xiang Technical as both subsidiaries have no assets other than the lease agreement, are no longer necessary elements of its corporate structure. The Company did not incur any material costs in connection to the closure of Hong Xiang Technical and Hong Xiang Oil Development.

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

The Company’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates, made by the Company’s engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” ("SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are attached to this Annual Report on Form 10-KSB as Appendix A. The report of Company’s Independent Auditor appears at Page F-1 through F-2 hereof, the Financial Statements of the Company appear at Page F-3 through F-24 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, and that our Internal Controls are effective.. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Wang Hong Jun	35	President and Chairman of the Board
Wei Guo Ping	39	Director
Yu Li Guo	34	Director
Zhang Yang	25	Chief Financial Officer
Jiang Chao	27	Secretary

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

WANG HONG JUN has served as Chairman and President of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. From 1985 to 1987, Mr. Wang was a Researcher for Tai Quin Petroleum Institute at Jilin Province, specializing in petroleum exploration and production matters. From 1989 to 1992, he was a researcher at the State Economy Faculty of Jilin University. From 1992 to 2003, Mr. Wang worked for Jilin Oil Field and Drilling Company as an Executive with the responsibility of overseeing operations and coordinating various projects.

WEI GUO PING has served as a Director of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. From April 1991 to March 1997, Mr. Wei was the Executive Officer for the Government Office of Heilongjiang Province where he was responsible for evaluation and approval of business projects. From March 1997 to March 2002, he was General Manager of Shui Tak Chemical Company Limited and was responsible for handling day-to-day operations and strategic planning. Mr. Wei received a bachelor degree from the Heilongjiang Petrochemical Institute.

ZHANG YANG has served as Chief Financial Officer of the Company since January 1, 2006. Mr. Zhang was previously employed by Gloria International Hotel Group, from October 2004 through October 2005, as controller of the Harbin Gloria Inn, where he gained experience devising fund plans, overseeing budget management, and realizing financial operation objectives. Mr. Zhang received a degree from London College of International Business Study and also a degree in accounting from London South Bank University. Mr. Zhang is a member under the Association of Chartered Certified Accountants (ACCA).

JIANG CHAO has served as Secretary of the Company since January 1, 2006. Mr. Jiang was previously employed by Songzai International Holding Group, Inc., a Nevada corporation engaged in the coal mining business in the People’s Republic of China, where he served as assistant to the president from 2004 through 2005, and assisted executives with daily management operations. He received degrees from Heilongjiang University (Harbin, China) and University of Bradford (Bradford, UK), and a master degree in International Business Management from University of Surrey (London, UK).

YU LI GUO has served as Director of the Company since June 2004. In 2003, Mr Yu was elected a director of Harbin Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of the Registrant. From 2000 to 2003, Mr. Yu was employed by Jilin Yong Ji Wan Tong Tong Xun Hang as General Manager. Prior, Mr. Yu was employed by the Department of Industrial & Commercial Bank of China as Vice Manager of Human Resources from 1997 to 2000. Mr. Yu received a bachelor degree in International Finance from Jilin Financial College.

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

Our Board of Directors has determined that it does not have a member that qualifies as an “financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

Corporate Governance Matters

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

Board of Directors Independence. Our Board of Directors consists of three members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include ”independent” directors. None of the members of the board of directors is “independent” as defined under the rules of the NASDAQ Stock Market.

Audit Committee Financial Expert. Our Board of Directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. Code of Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and

 (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics, however, we have adopted a code of ethics that applies to our principal executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

The table below sets forth information concerning compensation paid to the chief executive officer and two of our most highly compensated officers of the Company. None of the Company’s other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in the last fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wang Hong Jun, President, and Chairman of the Board,	2006	RMB23,426	$0	$0	$0	0	$0	$0	RMB23,426
Zhang Yang, Chief Financial Officer	2006	RMB24,000	0	0	0	0	0	0	RMB24,000
Jiang Chao	2006	0	0	0	0	0	0	0	$0

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of 0.1281 U.S. dollars to one RMB.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s officers and directors at the fiscal year end, December 31, 2006. No employee, director, or executive officer has been granted any option or stock appreciation rights, options awards and stock awards, accordingly, no tables relating to such items have been included within this Item.

Directors Compensation

The non-employee directors received compensation in cash in connection with their service on the Board of Directors during the years ended December 31, 2006. Yu Li Guo and Wei Guo Ping each received RMB 36,000 during 2006. Wang Hong Jun did not receive any compensation for his service on the Board during 2006. The only compensation received by Wang Hong Jun was his salary disclosed above.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	StockAwards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Hong Jun	$0	0	0	0	0	0	RMB0
Wei Guo Ping	RMB 36,000						RMB36,000
Yu Li Guo	RMB 36,000	0	0	0	0	0	RMB36,000

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of 0.1281 U.S. dollars to one RMB.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of April 10, 2007 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (v) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 19,224,080 shares of common stock outstanding, as of April 10, 2007.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In
Common Stock

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OF STOCK OUTSTANDING

Officers and Directors
Wang Hong Jun	6,732,000	35.02%
Zhang Yang	0	0.0%
Wei Guo Ping	2,000	0.01%
Yu Li Guo	0	0.00%
Jiang Chao	0	0.0%

All Officers and Directors as a Group (five persons)	6,734,000	35.03%

5% Beneficial Owners
N/A

(1)	Unless otherwise indicated, the address of the following stockholders is 20337 Rimview Place, Walnut, California, 91789.

(2)

Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of April 10, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are transactions presently proposed, except as follows:

a)	In 2006, Yu Qiao owed the Company $256,623 which is interest-free and repayable on demand.

b)

In 2006 and 2005, the Company owed Ms. Ju Guizhi, mother of Wang Hong Jung, the president of the Company, $3,262,917 and $1,418,814 respectively for advances without fixed repayment terms. Imputed interest expense is charged at 6% per annum on the amount due.

c)

In 2006 and 2005, the Company owed Wang Hong Jung, the Company’s president, $1,656,935 and $1,106,363 respectively for short-term advances. Imputed interest expense is charged at 6% per annum on the amount due.

d)

On April 3, 2006, the Company issued 700,000 shares of common stock to Li Hong Jun, a shareholder of the Company, for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.2

Distribution Agreement between Draco Holding Corporation and Jump’n Jax, dated April 30, 2004, is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2004.

2.3

Agreement for Share Exchange dated as of March 29, 2004, by and among Draco Holding Corp., Hong Xiang Petroleum International Holdings, Ltd., and the shareholders of Hong Xiang is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2004.

3.1	Articles of Incorporation is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	By-laws is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant’s Information Statement on Form 14C filed with the SEC on May 26, 2004.
4.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on February 27, 2006.
10.3	Consulting Agreement between Mark Anthony and Registrant is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on September 2, 2004.
10.3	Consulting Agreement between Anna Herbst and Registrant is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on October 27, 2004.
10.4	Consulting Agreement between Howard Scala and Registrant is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on September 2, 2004.
10.4	Consulting Agreement between Michelle P. Suppes and Registrant is incorporated herein by reference from Registrant’s Report on Form S-8 filed with the SEC on October 27, 2004.
10.5	Consulting Agreement between Frank Pioppi and Registrant is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on October 27, 2004.
10.6	Consulting Agreement between Cosmo F. Pioppi and Registrant is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on October 27, 2004.
10.7

Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.8

Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.9

Warranty Deed between Lien holder: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Mortgager: Wang Hongjun, Sun Jishuang is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.10

Guarantee Contract between Creditor: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Assurer: Songyuan City Hongxiang Petroleum Technical Services Co., Ltd is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.11

Qian-112 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company; Song Yuan City Yu Qiao Oil and Gas Development Company Limited, dated as of May 28, 2003 is incorporated by reference from Registrant’s annual report on Form 10-KSB filed with the SEC on April 17, 2006.

10.12

Joint Venture Agreement among the Registrant, Ms. Ju GuiZhi and Mr. Wang Hongjun, to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2006.

10.13

Equity Transfer Agreement by and among LongDe Oil & Gas Development Co. Ltd and Song Yuan North East Petroleum Technical Service Co., Ltd. dated June 1, 2005 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

10.14	Hetingbao 301 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited and Chang Ling LongDe Oil and Gas Development Company Limited dated as of May 28, 2003.
10.15

Agreement for the Purchase and Sale of Stock among Song Yuan North East Petroleum Technical Service Co., Ltd., China North East Petroleum Holdings, Limited, Ju Guizhi, Ping Wu Wang, Meng Xiangyun, dated January 26, 2007 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.16

Trust Agreement between Ping Wu Wang and Song Yuan North East Petroleum Technical Service Co., Ltd. is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.17

Trust Agreement between Meng Xiangyun and Song Yuan North East Petroleum Technical Service Co., Ltd. is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.18	Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company and Song Yuan City Yu Qiao Oil and Gas Development Company Limited dated as May 28, 2003 to develop Qian 112 Oilfield, Da 34 Oilfield and Gu 31 Oilfied.

14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.

23.2	Consent of R.A. Lenser & Associates
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy C.H. Cheung & Co., Certified Public Accountants, is our independent auditors engaged to examine our financial statements for the fiscal years ended December 31, 2005 and December 31, 2006. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy C.H. Cheung & Co. for the fiscal years ended December 31, 2006 and December 31, 2005.

	Years Ended December 31
	2006	2005
Audit Fees	69,000	50,500
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED
By: /s/ Hong Jun Wang
Wang Hong Jun
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Wang Hong Jun	Chairman of the Board and President	April 16, 2007
Wang Hong Jun	(Principal Executive Officer)
/s/Wei Guo Ping	Director	April 16, 2007
Wei Guo Ping

/s/ Yu Li Guo	Director	April 16, 2007
Yu Li Guo

/s/ Zhang Yang	Chief Financial Officer, Treasurer	April 16, 2007
Zhang Yang	(Principal Accounting and Financial Officer)

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms, together with consolidated financial statements for the Company and subsidiary, including:

a.	Consolidated balance sheet as of December 31, 2006

b.	Consolidated statements of operations and comprehensive loss for the years ended December 31, 2006 and 2005

c.	Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2006 and 2005

d.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

e.	Notes to consolidated financial statements for the years ended December 31, 2006 and 2005

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES

CONTENTS

PAGES	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006 AND 2005

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-6-F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Jimmy C.H. Cheung & Co	Registered with the Public Company Accounting Oversight Board
Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China North East Petroleum Holdings Limited

We have audited the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: February 10, 2007

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS
		Restated
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$8,307	$203,349
Accounts receivable from a non-operating interest owner	256,623	350,577
Accounts receivable from a third party	20,831	55,871
Other receivables and prepaid expenses	66,148	91,270
Value added tax recoverable	11,573	28,207
Total Current Assets	363,482	729,274

PROPERTY AND EQUIPMENT
Oil and gas properties, net	9,716,559	5,166,391
Fixed assets, net	606,138	317,686
Oil and gas properties under construction	5,682,384	-
Total Property and Equipment	16,005,081	5,484,077

TOTAL ASSETS	$16,368,563	$6,213,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,442,423	$592,676
Other payables and accrued liabilities	764,942	1,002,722
Due to related parties	55,835	-
Notes payable	128,062	371,747
Other loans payable	25,612	43,371
Income tax payable	84,099	616,785
Due to a stockholder	1,656,935	1,106,363
Total Current Liabilities	10,157,908	3,733,664

LONG-TERM LIABILITIES
Due to a related party	3,262,917	1,418,814
Notes payable	256,125	-
Total Long-term Liabilities	3,519,042	1,418,814

TOTAL LIABILITIES	13,676,950	5,152,478

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	127,743	122,826

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding as of
December 31, 2006; 18,274,080 shares issued and
outstanding as of December 31, 2005)	19,224	18,274
Additional paid-in capital	2,004,018	1,409,334
Deferred stock compensation	(135,625)	-
Retained earnings (deficit)
Unappropriated	295,811	(487,695)
Appropriated	221,072	78,965
Accumulated other comprehensive income (loss)	159,370	(80,831)
Total Stockholders' Equity	2,563,870	938,047
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,368,563	$6,213,351

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Restated
	2006	2005

NET SALES	$2,661,485	$1,550,236

COST OF SALES
Production costs	408,310	304,804
Management fee	18,678	28,244
Depreciation - oil and gas properties	235,837	110,178
Gain on disposal of oil and gas properties	-	(1,455)
Total Cost of Sales	662,825	441,771

GROSS PROFIT	1,998,660	1,108,465

OPERATING EXPENSES
General and administrative expenses	439,743	190,579
Professional fees	164,577	155,227
Consulting fees	81,375	948,000
Depreciation - fixed assets	75,440	44,743
Total Operating Expenses	761,135	1,338,549

INCOME (LOSS) FROM OPERATIONS	1,237,525	(230,084)

OTHER INCOME (EXPENSES)
Other expense	(672)	(575)
Other income	8,909	86
Interest expense	(346,909)	(156,848)
Interest income	329	556
Total Other Expenses, net	(338,343)	(156,781)

NET INCOME (LOSS) BEFORE TAXES AND MINORITY
INTERESTS	899,182	(386,865)

Income tax benefits (expenses)	31,348	(267,997)

Minority interests	(4,917)	(1,826)

NET INCOME (LOSS)	925,613	(656,688)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	240,201	(80,831)

COMPREHENSIVE INCOME (LOSS)	$1,165,814	$(737,519)

Net income (loss) per share-basic and diluted	$0.05	$(0.04)

Weighted average number of shares outstanding during the year-
basic and diluted	19,003,806	18,377,038

The accompanying notes are an integral part of these financial statement

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

	Common stock		Additional	Deferred	Unappropriated	Appropriated	Accumulated other
	Number of		paid-in	stock	retained	retained	comprehensive
	shares	Amount	capital	compensation	earnings (deficit)	earnings	income (loss)	Total
Restated balance at December 31, 2004
(business combination under common control)	20,089,080	$20,089	$316,928	$-	$237,508	$10,450	$-	$584,975
Issuance of common stock for services	750,000	750	809,250	-	-	-	-	810,000
Issuance of common stock for services	150,000	150	137,850	-	-	-	-	138,000
Cancellation of stock capital	(2,715,000)	(2,715)	2,715	-	-	-	-	-
Net loss for the year	-	-	-	-	(656,688)	-	-	(656,688)
Foreign currency translation loss	-	-	-	-	-	-	(80,831)	(80,831)
Imputed interest expenses on advances from
a stockholder and related parties	-	-	142,591	-	-	-	-	142,591
Transfer from retained earnings (deficit) to
statutory and staff welfare reserves	-	-	-	-	(68,515)	68,515	-	-
Restated balance at December 31, 2005	18,274,080	18,274	1,409,334	-	(487,695)	78,965	(80,831)	938,047
Issuance of common stock for services	250,000	250	87,250	-	-	-	-	87,500
Issuance of common stock for services	700,000	700	216,300	(135,625)	-	-	-	81,375
Net income for the year	-	-	-	-	925,613	-	-	925,613
Foreign currency translation gain	-	-	-	-	-	-	240,201	240,201
Imputed interest expenses on advances from
a stockholder and related parties	-	-	291,134	-	-	-	-	291,134
Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	(142,107)	142,107	-	-
Balance at December 31, 2006	19,224,080	$19,224	$2,004,018	$(135,625)	$295,811	$221,072	$159,370	$2,563,870

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Restated
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$925,613	$(656,688)
Adjusted to reconcile net income (loss) to cash provided by
operating activities:
Depreciation of oil and gas properties	235,837	110,089
Depreciation of fixed assets	75,440	44,949
Minority interests	4,917	1,826
Stocks issued for services	109,148	948,000
Imputed interest expenses	291,134	142,591
Gain on disposal of oil and gas properties	-	(1,455)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from a non-operating interest owner	93,954	(350,577)
Accounts receivable from a third party	35,040	(40,059)
Other receivables and prepaid expenses	25,122	(65,152)
Value added tax recoverable	16,634	(28,207)
Increase (decrease) in:
Accounts payable	6,849,747	183,272
Other payables and accrued liabilities	(178,053)	414,871
Income tax payable	(532,686)	272,827
Net cash provided by operating activities	7,951,847	976,287
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(4,502,198)	(487,764)
Purchase of fixed assets	(349,881)	(116,498)
Additions to oil and gas properties under construction	(5,682,384)	-
Proceeds on disposal of oil and gas properties	-	182,005
Cash outflow from acquisition of LongDe (Note 3)	-	(118,344)
Net cash used in investing activities	(10,534,463)	(540,601)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	12,440	371,747
(Decrease) increase in other loans payable	(17,759)	43,371
Capital contribution from minority stockholders	-	121,000
Increase (decrease) in amount due to a stockholder	550,572	(1,250,166)
Increase in amounts due to related parties	1,899,938	1,527,510
Decrease in amount due to a non-operating interest owner	-	(965,755)
Net cash provided by (used in) financing activities	2,445,191	(152,293)
EFFECT OF EXCHANGE RATE ON CASH	(57,617)	(80,831)
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(195,042)	202,562
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	203,349	787
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,307	$203,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax expenses	$509,972	$5,694
Interest expenses	$46,756	$14,257

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
During 2006, the Company issued 250,000 shares of common stock valued at $87,500 for legal services.

During 2006, the Company issued 700,000 shares of common stock valued at $217,000 for consulting services.

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). Draco was authorized to issue 20,000,000 shares of common stock of $0.001 par value per share.

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

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), a limited liability company incorporated on April 1, 2003 in the PRC with a registered capital of $604,800. Hong Xiang Oil Development is engaged in the exploration and production of crude oil in the Jilin Oil Region, Jilin of the PRC.

In December 2002, the Company entered into a Co-operative Exploration Contract with a non-operating interest owner in respect of the development rights to the proven reserves in the Qian’an Oil Field Zone 112 (Qian’an 112) in Jilin Oil Region for 20 years (the “Contract Period”). The non-operating interest owner obtained the rights through a Co-operative Exploration Contract with Jilin Office, PetroChina Group (“PetroChina”) and is entitled to a management fee 2% on the net sales.

In accordance with the Co-operative Exploration Contract, the Company was responsible for providing working capital and developing Qian’an 112. Production from Qian’an 112 is shared in the following manner:-

Contract period	For PetroChina	For the Company
First 10 years, commencing January 3, 2002	20%	80%
Remaining 10 years	40%	60%

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A)	Organization (Continued)

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

On July 26, 2006, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with a principal stockholder and a related party, hereafter referred to as the “Related Parties,” to acquire oil and gas properties for the exploration of crude oil in the PRC. Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $121,000, respectively, to the registered capital of Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”), and the Company and the Related Parties will each share 90% and 10% respectively of the equity and profit interests of Song Yuan Technical. On September 26, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and has an outstanding capital contribution of $510,000 as of December 31, 2006. Song Yuan Technical was incorporated on May 27, 2005 as a limited liability company in the PRC with a registered capital of $121,000. All the registered capital was fully paid in cash by the Related Parties. On October 8, 2006, Song Yuan Technical was approved as a sino-foreign equity joint venture and the registered capital was increased to $1,121,000. As both companies are under common management, this joint venture arrangement has been accounted for as a reorganization of entities under common control and the financial statements have been prepared as if the reorganization had occurred retroactively. (see note 2)

On June 1, 2005, Song Yuan Technical acquired from third parties 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) (see note 3). LongDe was incorporated on May 6, 2003 as a limited liability company in the PRC with a registered capital of $120,773. LongDe is a party to a 20 year Co-operative Exploration Contract with PetroChina pursuant to which LongDe has the right to explore, develop and extract crude oil at Hetingbao Oilfield 301 Area in the PRC. Pursuant to the Co-operative Exploration Contract, PetroChina is entitled to 20 % of LongDe’s output for the first ten years and 40% of LongDe’s output thereafter until the end of the Co-operative Exploration Contract.

North East Petroleum, Hong Xiang Petroleum Group, Hong Xiang Technical, Hong Xiang Oil Development, Song Yuan Technical and LongDe are hereafter referred to as (“the Company”).

(B)	Principles of consolidation

The accompanying consolidated financial statements include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Technical and Hong Xiang Oil Development and 90% equity interest owned subsidiaries, Song Yuan Technical and LongDe. The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical and LongDe. All significant inter-company accounts and transactions have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions are for estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company to R.A. Lenser and Associates, Inc. of Houston, Texas for the years ended December 31, 2006 and 2005, respectively. In 2006, management’s estimate of its proved reserves was revised downward from 1,752,986 to about 1,468,871 barrels of oil. This revision was based on the decline trend established by the application of appropriate decline curves, Iso-ultimate recovery curves, or other performance relationships for depletion-type reservoirs. While reserves are not reflected on the Company’s Consolidated Balance Sheets, the revision in estimate has affected the depreciation expense associated with its oil and gas properties which is calculated on the basis of proved reserves. The change was accounted for as a revision in an estimate, and the effect on net income was approximately $48,417.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

 As of December 31, 2006 and 2005, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

(F)	Oil and gas properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition of development rights, and the development of oil reserves, including direct related overhead costs, are capitalized.

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

Sales of portion of development rights and other proved and unproved properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized as income.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. For the years ended December 31, 2006 and 2005, the Company has not recognized any allowances for impairment.

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

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, the PRC allowed the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

(J)	Revenue recognition

The Company recognizes revenue upon the delivery of its share of crude oil extracted to PetroChina at which time title passes to the Sub-Owner; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

(K)	Management fee

In connection with the arrangement of production activities, the Company pays a management fee of 2 percent on sales to the non-operating interest owner, which is charged to income as incurred.

The management fee expense for 2006 and 2005 was $18,678 and $28,244 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(L)	Income taxes

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

Except for North East Petroleum and Hong Xiang Petroleum Group, which maintain their accounting records in their functional currency in US$, all other subsidiaries of the Company maintain their accounting records in their functional currency in RMB.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries whose functional currencies are RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. A translation gain of $240,201 was recorded for the year ended December 31, 2006 and a translation loss of $80,831 was recorded for the year ended December 31, 2005.

(N)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Comprehensive income (loss) for the years ended December 31, 2006 and 2005 was income of $240,201 and loss of $80,831 respectively.

(O)	Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were diluted. There were no potentially dilutive securities for 2006 and 2005.

(P)	Segments

The Company operates in only one segment. Thereafter segment disclosure is not presented.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

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

The Company adopts the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as a part of the cost of the related asset. With regard to the Company, asset retirement obligations primarily relate to the abandonment of oil producing facilities. The Company did not incur and does not anticipate to incur any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

(S)	Recent accounting pronouncements

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(S)	Recent accounting pronouncements (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

2.	BUSINESS COMBINATIONS BETWEEN ENTITIES UNDER COMMON CONTROL

The Company entered into a Joint Venture Agreement, dated June 26, 2006, with a related party and a principal stockholder of the Company to acquire oil and gas properties for the exploration of crude oil in the PRC through a limited liability company wholly owned by the related party and principal stockholder, Song Yuan Technical. Pursuant to the Joint Venture Agreement, Song Yuan Technical applied for registration with the PRC Government as a sino-foreign equity joint venture on October 8, 2006 with an increase in registered capital from $121,000 to $1,121,000; the increase of $1,000,000 to be contributed by the Company. Under the Joint Venture Agreement, the Company will share 90% of the equity and profit interests of Song Yuan Technical with the remaining 10% shared by the related party and principal stockholder. As of October 8, 2006, Song Yuan Technical has become a 90% owned subsidiary of the Company.

This transaction was accounted for as a reorganization of entities under common control. Accordingly, the operations of Song Yuan Technical for the years ended December 31, 2006 and 2005 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, each account stated at its historical cost. In this regard, the prior year’s financial statements and financial information have been restated to combine the previously separate entities to furnish comparative information. The results of the restatement were to increase the total assets, total liabilities and additional paid-in capital as of December 31, 2005 by $1,054,747, $792,251 and $4,375 respectively, and to decrease the net loss for the year ended December 31, 2005 by $13,363.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

3.	BUSINESS COMBINATION

On June 1, 2005, Song Yuan Technical acquired all of the registered capital of LongDe from third parties for a total consideration of $120,773 in cash. LongDe is a party to a 20 year Co-operative Exploration Contract with PetroChina pursuant to which LongDe has the right to explore, develop and extract crude oil at Hetingbao Oilfield 301 Area in the PRC. Pursuant to the Co-operative Exploration Contract, PetroChina is entitled to 20 % of LongDe’s output for the first ten years and 40% of LongDe’s output thereafter to the end of the Co-operative Exploration Contract.

The preliminary allocation of the net assets acquired is as follows:
Cash and cash equivalents	$2,429
Accounts receivable	15,812
Other receivables and prepaid expenses	3,063
Due from stockholders	108,696
Total current assets	130,000
Oil and gas properties and fixed assets, net	367,544
Intangible mining right	13,445
Total assets	510,989
Less: Accounts payable and accrued liabilities	(388,217)
Other taxes payable	(1,999)
Total purchase price	$120,773

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Cash consideration paid	$120,773
Less: cash and cash equivalents acquired	(2,429)
Net cash outflow	$118,344

The acquisition of LongDe was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of LongDe have been included in the consolidated statements of operation and comprehensive income after the effective date of the acquisition of June 1, 2005.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005, assuming the acquisition had occurred at the beginning of 2005.

Revenues	$1,587,807
Net loss	$(653,515)
Net loss per share
basic and diluted	$(0.04)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

4.	OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at December 31, 2006 and 2005:

	2006	2005

Oil and gas properties, proven reserves	$10,359,232	$5,544,501
Intangible mining right	13,445	13,445
Less: accumulated depreciation	656,118	391,555
Oil and gas properties, net	$9,716,559	$5,166,391

Depreciation expense for the years ended December 31, 2006 and 2005 was $235,837 and $110,178 respectively.

5.	ACCOUNTS RECEIVABLE FROM A NON-OPERATING INTEREST OWNER

Pursuant to a 20-year exclusive Exploration Contract among PetroChina, a non-operating interest owner Yu Qiao and the Company, the Company has the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump crude oil at Qian’an 112 in Jilin Province, PRC. Pursuant to the Co-operative Exploration Contract, PetroChina is entitled to 20% of the output in the first ten years and 40% of the output thereafter until the end of the Co-operative Exploration Contract; and Yu Qiao is entitled to 2% of the output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina. Pursuant to the terms of the Co-operative Exploration Contract, all payments by PetroChina for sales of the Company’s crude oil are paid to Yu Qiao, who forwards the payment to the Company after deducting its management fee. No allowance for doubtful accounts has been recorded as of December 31, 2006 as the debt owed by Yu Qiao has been subsequently settled.

On January 26, 2007, Song Yuan Technical entered into an agreement with the stockholders of Yu Qiao to acquire 100% of the equity interests of Yu Qiao for a total consideration of $3,100,000 by the issuance of 10,000,000 shares of the Company’s common stock, having a value of $3,100,000.

6.	ACCOUNTS RECEIVABLE FROM A THIRD PARTY

Accounts receivable from a third party at December 31, 2006 and 2005 consisted of the following:

		Restated
	2006	2005

Accounts receivable from PetroChina	$20,831	$55,871
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$20,831	$55,871

As of December 31, 2006 and 2005, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

7.	FIXED ASSETS

		Restated
	2006	2005

Buildings	$206,032	$154,817
Furniture, fixtures and equipment	101,520	88,927
Motor vehicles	476,944	170,067
	784,496	413,811
Less: accumulated depreciation	178,358	96,125
Fixed assets, net	$606,138	$317,686

Depreciation expense for the years ended December 31, 2006 and 2005 was $75,440 and $44,743 respectively.

8.	OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at December 31, 2006 and 2005 consist of the following:

		Restated
	2006	2005

Other receivables	$49,275	$67,798
Other prepaid expenses	16,873	23,472
	$66,148	$91,270

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2006 and 2005 consist of the following:

		Restated
	2006	2005

Other payables	$543,202	$766,618
Accrued professional fees	152,204	164,727
Other accrued liabilities	69,536	71,377
	$764,942	$1,002,722

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

10.	NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consist of the following:

		Restated
	2006	2005

Note payable to a bank, interest rate of 10.44%
per annum, guaranteed by a subsidiary,
due January 2006 and fully repaid in May 2006	$-	$123,916

Note payable to a bank, interest rate of 10.60%
per annum, guaranteed by a subsidiary,
due June 2007	128,062	-

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2006 and
extended to July 2008	256,125	247,831
	384,187	371,747
Less: current maturities	128,062	371,747
Long-term portion	$256,125	$-

Interest expense paid for the years ended December 31, 2006 and 2005 was $43,541 and $13,867 respectively.

11.	OTHER LOANS PAYABLE

The Company has two outstanding short-term loans in the amount of $12,806 and $12,806, which were borrowed from third parties in October 2005 without fixed repayment terms. Interest is charged at 36% per annum.

Interest expense for the years ended December 31, 2006 and 2005 was $10,712 and $390 respectively.

During the year, the Company borrowed a short term interest free loan of $125,000 from a third party which was fully repaid in October 2006. Imputed interest expense on this loan for the year ended December 31, 2006 was $1,879.

12.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of Hong Xiang Oil Development and LongDe are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2006 and 2005 was $13,693 and $7,364, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)	Commitments

The Company leases office spaces from a stockholder and land spaces from a third party under two operating leases which expire on June 30, 2015 and September 20, 2023 at annual rental of $12,294 and $160 respectively.

As at December 31, 2006, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:
2007	$12,454
2008	12,454
2009	12,454
2010	12,454
Thereafter	57,355
$107,171

(C)	Capital commitments

According to the amended Articles of Association of Song Yuan Technical, the Company has to fulfill registered capital contribution of $1 million. As of December 31, 2006, the Company has fulfilled $490,000 of the registered capital requirement and has outstanding capital contributions of $510,000.

13.	STOCKHOLDERS’ EQUITY

(A)	Stock issuances

On March 6, 2006, the Company issued 250,000 shares of common stock for legal services. The stock was valued at the closing price on the date of grant of $0.35 per share, yielding an aggregate fair value of $87,500. The Company recognized expense of $27,773 during the year ended December 31, 2006 and applied the balance of $59,727 against accrued liabilities.

On April 3, 2006, the Company issued 700,000 shares of common stock to a consultant for consulting services for a period of two years. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000. The Company recognized expense of $81,375 during the year ended December 31, 2006 and recorded deferred stock compensation of $135,625 as of December 31, 2006 for these services.

On April 3, 2006, the Company issued 1,550,000 shares of common stock to a consultant for consulting services. These shares were subsequently returned to the Company upon the cancellation by mutual consent of the consulting agreement in August 2006.

(B)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

(B)	Appropriated retained earnings (Continued)

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2006 and 2005, the Company appropriated $142,107 and $68,515 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

14.	RELATED PARTY TRANSACTIONS

a)	In 2006, the non-operating interest owner controlled by a related party owed the Company $256,623 which is interest-free and repayable on demand.

b)

In 2006 and 2005, the Company owed a related party $3,262,917 and $1,418,814 respectively for advances without fixed repayment terms. Imputed interest expense is charged at 6% per annum on the amount due.

c)	In 2006, the Company owed a related party $12,806 for short-term advances. Imputed interest expense is charged at 6% per annum on the amount due.

d)	In 2006, the Company owed a related party $43,029 for short-term advances. Interest is charged at 24% per annum.

e)	In 2006 and 2005, the Company owed a stockholder $1,656,935 and $1,106,363 respectively for short-term advances. Imputed interest expense is charged at 6% per annum on the amount due.

f)	Total interest expenses payable to a stockholder and related parties amounted to $290,777 and $142,591 for the years ended December 31, 2006 and 2005 respectively.

g)	The Company paid a stockholder $12,027 and $9,000 for leased office spaces for the years ended December 31, 2006 and 2005 respectively.

h)

In 2005, the Company issued 550,000 shares of common stock to a consultant for consulting services provided. The consultant was subsequently appointed a director of the Company. The stock was valued at the closing price on the date of grant, or at $1.08 per share, yielding an aggregate fair value of $594,000.

i)

On April 3, 2006, the Company issued 700,000 shares of common stock to a related party for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

15.	INCOME TAX

It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

North East Petroleum was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2006 and 2005.

North East Petroleum has net operating loss carry forwards for income taxes amounting to approximately $1,629,000 as at December 31, 2006 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at December 31, 2006 and December 31, 2005 were $553,815 and $461,763 respectively. The net change in the valuation allowance was an increase of $92,052.

Hong Xiang Petroleum Group was incorporated in the British Virgin Islands (the “BVI”) and income earned is not subject to income tax.

Hong Xiang Technical, Hong Xiang Oil Development, Song Yuan Technical and LongDe were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33% and no tax benefit is expected from the tax credits in the future.

The income tax (benefits) expenses for 2006 and 2005 are summarized as follows:

PRC Income Tax	2006	2005

Current year (benefits) expenses	$(31,348)	$249,245

16.	CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from one customer located in the PRC. The regulations governing oil and gas producing corporations in the PRC prohibits the sale of crude oil to other customers except PetroChina.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

17.	SUBSEQUENT EVENTS

(A)	Acquisition of the non-operating interest owner

On January 26, 2007, Song Yuan Technical entered into an agreement with the stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company will issue to the stockholders of Yu Qiao an aggregate of 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction.

(B)	Termination of subsidiaries

In March 2007, the Company consummated the closure of its wholly owned subsidiaries, Hong Xiang Technical and Hong Xiang Oil Development. Hong Xiang Oil Development, a wholly owned subsidiary of Hong Xiang Technical, leases the rights to explore, develop and extract oil in Qian’an 112 from Yu Qiao which holds a 20-year exclusive Cooperative Exploration Contract with PetroChina for the rights to explore, develop and extract oil in Qian’an 112. (see note 1)

On January 26, 2007, the Company’s 90% owned subsidiary, Song Yuan Technical acquired 100% of the equity interests of Yu Qiao from the stockholders of Yu Qiao. As a result of the acquisition, the lease agreement became unnecessary, as the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to Qian’an 112 and may now exploit the rights under the Exploration Contract through Yu Qiao. The Board of the Company therefore determined that Hong Xiang Technical and Hong Xiang Oil Development, are no longer necessary elements of its corporate structure and has consequently approved that such companies shall be liquidated and dissolved.

The Company does not expect to incur any material costs in connection with the dissolution of Hong Xiang Technical and Hong Xiang Oil Development nor does the Company expect the dissolution of Hong Xiang Technical and Hong Xiang Oil will have a significant financial impact on the Company’s operations or financial condition as all the assets, liabilities, retained profit and operations of Hong Xiang Oil Development will be transferred to Yu Qiao upon Yu Qiao becoming a subsidiary of the Company.

18.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

A.	Capitalized costs relating to oil and gas producing activities are as follows:

		Restated
	2006	2005

Proved crude oil properties	$10,359,232	$5,544,501
Intangible mining right	13,445	13,445
Accumulated depreciation, depletion and amortization	(656,118)	(391,555)
Net capitalized costs	$9,716,559	$5,166,391

B.	Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

		Restated
	2006	2005
Property acquisition costs (net of costs of properties sold)
Proved reserves	$1,906,524	$878,143

Property development costs	$8,452,708	$4,666,358

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

18.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

C.	The results of operations for oil and gas producing activities are as follows:

		Restated
	2006	2005

Net sales	$2,661,485	$1,550,236
Production costs	(408,310)	(304,804)
Management fee	(18,678)	(28,244)
Depreciation, depletion and amortization	(311,277)	(154,921)
General and administrative expenses	(439,743)	(190,579)
Income tax benefits (expenses)	31,348	(267,997)
Results of operations from oil and gas producing
(excluding corporate overhead and financing costs)	$1,514,825	$603,691

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

Bbls
Proved oil reserves
Balance at December 31, 2003	1,885,878
Discoveries and extensions	-
Revisions of previous estimates	(36,059)
Production	(42,054)
Balance at December 31, 2004	1,807,765
Discoveries and extensions	-
Revisions of previous estimates	(24,303)
Production	(30,476)
Balance at December 31, 2005	1,752,986
Discoveries and extensions	-
Revisions of previous estimates	(246,235)
Production	(37,880)
Balance at December 31, 2006	1,468,871
Proved developed producing
reserves at December 31, 2006	394,006
Proved developed producing
reserves at December 31, 2005	313,828

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended December 31, 2006 and 2005. Estimated future cash flows were based on independent reserves evaluation from R.A. Lenser and Associates, Inc. for the years ended December 31, 2006 and 2005, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2006 and 2005, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

18.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

D.	Estimated quantities of proved oil and gas reserves (Continued)

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices per barrel used at December 31, 2006 were $72.58 for Hong Xiang Oil Development and $69.70 for LongDe and those at December 31, 2005 were $55.00 for both Hong Xiang Oil Development and for LongDe. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2006 and 2005 is as follows:

		Restated
	2006	2005

Future cash inflows	$104,761,912	$96,414,240
Future production costs and taxes	(25,711,029)	(29,632,261)
Future development costs	(7,180,000)	(9,840,000)
Future income tax expense	(20,365,341)	(17,298,263)

Future net cash flows	51,505,542	39,643,716
Discount at 10% for timing of cash flows	(29,048,577)	(23,232,085)
Standardized measure of discounted future net cash
related to proved reserves	$22,456,965	$16,411,631

Of the Company’s total proved reserves as of December 31, 2006 and 2005, 27% and 18% respectively were classified as proved developed producing. All of the Company’s reserves are located in the PRC.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

18.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

D.	Estimated quantities of proved oil and gas reserves (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for December 31, 2006 and 2005.

		Restated
	2006	2005

Balance, beginning of year	$16,411,631	$10,499,973
Purchase of minerals in place	4,502,198	479,009
Sale of minerals in place	-	(182,005)
Sales and transfers of oil and gas produced, net
of production costs	(2,236,185)	(1,235,899)
Changes in prices and production costs	27,865,205	21,803,869
Revision of quantity estimates	(13,360,105)	(971,354)
Changes in estimated future development
and acquisition costs	(1,842,198)	(296,998)
Net changes in income taxes	(3,067,089)	(6,373,622)
Accretion of discount	(5,816,492)	(7,311,342)

Standardized measure, end of year	$22,456,965	$16,411,631