Form 10QSB
period 2007-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2007-05-21
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ______

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 18, 2007: 29,224,080

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SIGNATURES	24

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

PART I

Item 1 - Financial Statements (Unaudited)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At March 31, 2007 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$526,058
Accounts receivable, net	391,753
Prepaid expenses and other current assets	953,748
Due from related parties	113,867
Value added tax recoverable	388,702
Total Current Assets	2,374,128

PROPERTY AND EQUIPMENT
Oil and gas properties, net	25,421,324
Fixed assets, net	860,091
Oil and gas properties under construction	8,885,909
Total Property and Equipment	35,167,324

INTANGIBLE ASSETS, NET	50,496
TOTAL ASSETS	$37,591,948

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,726,953
Other payables and accrued liabilities	1,395,565
Note payable	129,184
Income tax and other tax payable	770,236
Due to a stockholder	1,746,128
Due to related parties	29,712
Total Current Liabilities	25,797,778

LONG-TERM LIABILITIES
Due to a related party	5,451,685
Note payable	258,368
Total Long-term Liabilities	5,710,053
TOTAL LIABILITIES	31,507,831

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	453,464

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
29,224,080 shares issued and outstanding	29,224
Additional paid-in capital	4,078,430
Deferred stock compensation	(108,500)
Retained earnings
Unappropriated	984,318
Appropriated	287,634
Accumulated other comprehensive income	359,547
Total Stockholders' Equity	5,630,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,591,948

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2007 and 2006 (Unaudited)

	Three months ended March 31,
		Restated
	2007	2006

NET SALES	$1,879,947	$1,106,878

COST OF SALES
Production costs	336,790	260,519
Depreciation - oil and gas properties	389,227	346,984
Amortization of intangible assets	2,624	2,541
Total Cost of Sales	728,641	610,044

GROSS PROFIT	1,151,306	496,834

OPERATING EXPENSES
Selling, general and administrative expenses	220,265	193,664
Government oil surcharge	157,131	-
Professional fees	16,000	30,773
Consulting fees	27,125	-
Depreciation - fixed assets	36,027	21,698
Total Operating Expenses	456,548	246,135

INCOME FROM OPERATIONS	694,758	250,699

OTHER INCOME (EXPENSE)
Other income	-	14,762
Interest expense	(10,591)	(13,319)
Imputed interest expense	(131,846)	(40,548)
Interest income	248	99
Total Other Expenses, net	(142,189)	(39,006)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	552,569	211,693

Income tax expenses	(221,407)	(128,256)

Minority interests	(43,799)	5,136

NET INCOME	287,363	88,573

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	87,251	(8,590)

COMPREHENSIVE INCOME	$374,614	$79,983

Net income per share-basic and diluted	$0.01	$0.00

Weighted average number of shares outstanding during the period
basic and diluted	29,224,080	28,346,302

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006 (Unaudited)

		Restated
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$287,363	$88,573
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation of oil and gas properties	389,227	346,984
Depreciation of fixed assets	36,027	21,698
Amortization of intangible assets	2,624	2,541
Minority interests	43,799	(5,136)
Stocks issued for services	27,125	27,773
Imputed interest expenses	131,846	40,548
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	358,931	(83,986)
Prepaid expenses and other current assets	(28,390)	145,953
Due from related parties	(49,836)	29,919
Value added tax recoverable	58,901	39,827
Increase (decrease) in:
Accounts payable	490,089	(380,619)
Other payables and accrued liabilities	2,296	18,494
Income tax and other tax payable	462,572	173,204
Net cash provided by operating activities	2,212,574	465,773

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(2,742,832)	(210,479)
Purchase of fixed assets	(123,925)	(20,416)
Net cash used in investing activities	(2,866,757)	(230,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in other loans payable	(25,612)	(18,371)
Increase in amount due to a stockholder	89,193	27,091
Increase (decrease) in amounts due to related parties	1,170,121	(597,717)
Net cash provided by (used in) financing activities	1,233,702	(588,997)

EFFECT OF EXCHANGE RATE ON CASH	(67,207)	(84,767)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	512,312	(438,886)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,746	633,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$526,058	$194,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expenses	$60,462	$19,849

Interest expenses	$10,591	$13,319

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

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

During 2004, Draco executed a Plan of Exchange to acquire 100% of Hong Xiang Petroleum Group.

On January 26, 2007, Song Yuan Technical entered into an agreement with the stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company issued to the stockholders of Yu Qiao an aggregate of 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Before this transaction, Yu Qiao was owned 70% by a related party.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 2 ORGANIZATION (CONTINUED)

Yu Qiao was incorporated in Song Yuan City, Jinlin Province, People’s Republic of China (“PRC”) on May 24, 2002 as a limited liability company. Yu Qiao is engaged in the extraction and production of crude oil in Jilin Province, PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), the Company has the right to explore, develop and extract oil at Qian’an 112, Da 34 and Gu 31 area. Pursuant to the Oil Lease, PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term. On May 28, 2002, the Company also executed an Agreement of leasing 20.7 square kilometers of Qian’an 112 area to Songyuan Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (‘Hong Xiang Oil Development”) and the Company is entitled to 2% of total sale revenues as consideration.

The acquisition of Yu Qiao was accounted for as a reorganization of entities under common control. Accordingly, the operations of Yu Qiao for the three months ended March 31, 2007 and 2006 were included in the unaudited condensed consolidated financial statements as if the transactions had occurred retroactively.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2007 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group Limited ("Hong Xiang Petroleum Group") and 90% equity interest owned subsidiaries, Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”), LongDe Oil & Gas Development Co. Ltd. (“LongDe”) and Sonyuan City Yu Qiao Oil And Gas Development Limited Corporation (“Yu Qiao”) (collectively, “the Company”). The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

The accompanying unaudited condensed consolidated financial statements for 2006 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”) and Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao. The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 4 TERMINATION OF SUBSIDIARIES

In March 2007, the Company approved the dissolution of its wholly owned subsidiaries, Hong Xiang Technical and Hong Xiang Oil Development. Hong Xiang Oil Development, a wholly owned subsidiary of Hong Xiang Technical, leases the rights to explore, develop and extract oil in Qian’an 112 from Yu Qiao which holds a 20-year exclusive Cooperative Exploration Contract with PetroChina for the rights to explore, develop and extract oil in Qian’an 112 (see note 2).

On January 26, 2007, the Company’s 90% owned subsidiary, Song Yuan Technical acquired 100% of the equity interests of Yu Qiao from the stockholders of Yu Qiao. As a result of the acquisition, the lease agreement became unnecessary, as the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to Qian’an 112 and may now exploit the rights under the Exploration Contract through Yu Qiao. The Board of the Company therefore determined that Hong Xiang Technical and Hong Xiang Oil Development are no longer necessary elements of its corporate structure and accordingly approved the dissolution of these companies.

The Company has not incurred any material costs in connection with the dissolution of Hong Xiang Technical and Hong Xiang Oil Development nor does the dissolution of Hong Xiang Technical and Hong Xiang Oil have a significant financial impact on the Company’s operations or financial condition as all the assets, liabilities, retained profit and operations of Hong Xiang Oil Development were transferred to Yu Qiao at the book values upon Yu Qiao becoming a subsidiary of the Company.

A summary of the net assets transferred from Hong Xiang Technical and Hong Xiang Oil Development to Yu Qiao is as follows:

Oil and gas properties and fixed assets, net	$9,204,498
Oil and gas properties under construction	5,694,059
Total assets	14,898,557
Less: Accounts payable and accrued liabilities	(7,389,421)
Due to related parties	(3,936,528)
Notes payable	(387,552)
Book value of net assets transferred	3,185,056

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)
NOTE 5 REVENUE RECOGNITION

The Company recognizes revenue upon the delivery of its share of crude oil extracted to its sole customer, PetroChina at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Pursuant to the Oil Lease entered into on May 28, 2002 with PetroChina Group, the Company is entitled to 80% of the Company’s oil production for the first ten years to 2012 and 60% of the Company’s oil production for the remaining ten years to 2022.

NOTE 6 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2007 consist of the following:
(Unaudited)

Prepaid expenses	$285,502
Deposits paid to suppliers	636,426
Other receivables	31,820
$953,748

NOTE 7 RELATED PARTY TRANSACTIONS

a)	As of March 31, 2007, two related parties owed the Company $71,051 and $42,816 respectively. The amounts are interest-free and are repayable on demand.

b)	As of March 31, 2007, the Company owed a stockholder $1,746,128 for short-term advances. Imputed interest is computed at 7% per annum on the amount due.

c)	As of March 31, 2007, the Company owed a related party $5,451,685 for advances without fixed repayment terms. Imputed interest is computed at 7% per annum on the amount due.

d)	As of March 31, 2007, the Company owed two related parties of $12,918 and $16,794 respectively for short-term advances. Imputed interest is computed at 7% per annum on the amounts due.

e)	Total interest expenses payable to a stockholder and related parties amounted to $131,846 and $40,548 for the three months ended March 31, 2007 and 2006 respectively.

f)	The Company paid a stockholder $3,088 for leased office spaces for the three months ended March 31, 2007.

g)
On January 26, 2007, Song Yuan Technical entered into an agreement with a related party and third parties who are the stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company issued to the stockholders of Yu Qiao an aggregate of 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)
NOTE 8 NOTES PAYABLE

Notes payable consist of the following:
(Unaudited)

Note payable to a bank, interest rate of 10.60%
per annum, guaranteed by a subsidiary,
due June 2007	$129,184

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2006 and
extended to July 2008	258,368
387,552
Less: current maturities	129,184
Long-term portion	$258,368

Interest expense for the three months ended March 31, 2007 was $10,591.

NOTE 9 COMMITMENTS AND CONTINGENCIES

(A)   Lease commitment

The Company leases office spaces from a stockholder and land spaces from a third party under two operating leases which expire on June 30, 2015 and September 20, 2023 respectively at an annual rental of $12,402 and $161 respectively.

As of March 31, 2007, the Company had outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2007	$9,423
2008	12,563
2009	12,563
2010	12,563
Thereafter	57,862
$104,974
(B)   Capital commitment

According to the amended Articles of Association of Song Yuan Technical, the Company has to fulfill registered capital contribution of $1 million. As of March 31, 2007, the Company has fulfilled $490,000 of the registered capital requirement and has outstanding capital contributions of $510,000.

NOTE 10 STOCKHOLDERS’ EQUITY

Stock issued for acquisition a subsidiary

On January 26, 2007, Song Yuan Technical entered into an agreement with a related party and third parties who are the stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company issued to the stockholders of Yu Qiao an aggregate of 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)
NOTE 11 CONCENTRATIONS AND RISKS

During 2007, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The lease require the Company to sell crude oil to PetroChina only.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are engaged in the extraction and production of crude oil in Jilin Province, PRC, through Songyuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), a wholly-owned subsidiary of the Company’s 100% owned subsidiary Hong Xiang Technical Services Co., Ltd. (“Hong Xiang Technical”) organized and existing under the laws of PRC. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Contract; and Yu Qiao is entitled to 2% of our output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina.

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

As the majority shareholder of Yu Qiao, the Company now has the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and PetroChina under three different Exploration Contracts that Yu Qiao entered into with PetroChina in May 2003. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 227 oil wells.

The Company is paid the FOB price on the first day of each month established by the Singapore crude oil spot market.

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Revenues. Revenues for the quarter ended March 31, 2007 were $1,879,947 compared to $1,106,878 for the quarter ended March 31, 2006, an increase of $773,069, or 70%. This increase was due to an increase in crude oil production as well as an increase in the average selling price of crude oil. Our output of crude oil for the three months ended March 31, 2007 was 4367 tons compared to 2502 tons for the same quarter in 2006. The increase in production mainly because of the new wells being taken into production.

Cost of sales. Cost of sales increased by 19% from $610,044 for the three months ended March 31, 2006 to $728,641 for the three months ended March 31, 2007. The increase in cost of sales resulted primarily from the increase in production.

Operating Expenses. Operating expenses increased by 85% from $246,135 for the three months ended March 31, 2006 to $456,548 for the three months ended March 31, 2007 primarily as a result of an additional consulting fee of $27,125 paid to a third party consultant, where no such fee was paid in the same quarter of 2006. In addition, the payment of government oil surcharge did not occurred in the same quarter 2006. For the three months ended March 31, 2007, the Company paid government oil surcharge of $157,131 to the PRC government as a result of the increase in average selling price of crude oil.

Net Income. Net income increased by 224 % from $88,573 for the three months ended March 31, 2006 to $287,363 for the three months ended March 31, 2007, primarily as a result of a 70% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

As March 31, 2007, the Company had cash and cash equivalents of $526,058, other current assets of $1,848,070 and current liabilities of approximately $26 million. To date, company accomplishes growth in production and cash flow through developing new wells by leasing properties through our subsidiaries. These activities require substantial capital expenditures. Over the last year, we have successfully grown our reserve base and production, resulting in growth in our net cash flow from operating activities. Cash flow provided by operating activities was $2,212,574 for the three months ended March 31, 2007, compared to $465,773 for the same period 2006.

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

Capital Commitments.

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

Reserve degradation and depletion may negatively effect our results.

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

Our reserve estimates may prove to be incorrect.

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

Our acquisition strategy involves inherent risks.

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

Item 3. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, being March 31, 2007, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                              CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
     (Registrant)

Date: May 21, 2007	By:	/s/ Zhang Yang
Chief Financial Officer