Form 10QSB
period 2007-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2007-08-14
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Number of shares of common stock outstanding as of August 9, 2007: 19,224,080

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INDEX TO FORM 10-QSB
				Page No.
PART I
Item	1	.	Financial Statements - Unaudited	5

			Condensed Consolidated Balance Sheet – June 30, 2007 (Unaudited)	5

			Condensed Consolidated Statements of Operations and Comprehensive Income - three months and six months ended June 30, 2007 and 2006 (Unaudited)	6

			Condensed Consolidated Statements of Cash Flows – six months ended June 30, 2007 and 2006 (Unaudited)	7

			Notes to Condensed Consolidated Financial Statements as of June 30, 2007 (Unaudited)	8

Item	2	.	Management’s Discussion and Analysis of Financial Condition And Results of
			Operations	13

Item	3	.	Controls and Procedures

PART II				23

Item	1	.	Legal Proceedings	23

Item	2	.	Changes in Securities	23

Item	3	.	Defaults Upon Senior Securities	23

Item	4	.	Submission of Matters to a Vote of Security Holders	23

Item	5	.	Other Information	23

Item	6	.	Exhibits	23

SIGNATURES				24

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

PART I
Item 1 – Financial Statements (Unaudited)
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At June 30, 2007 (Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$325,417
Accounts receivable, net	1,835,796
Prepaid expenses and other current assets	971,063
Due from related parties	355,930
Value added tax recoverable	213,102
Total Current Assets	3,701,308

PROPERTY AND EQUIPMENT
Oil and gas properties, net	27,250,739
Fixed assets, net	844,667
Oil and gas properties under construction	9,161,596
Total Property and Equipment	37,257,002

INTANGIBLE ASSETS, NET	48,589

TOTAL ASSETS	$41,006,899

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,979,620
Other payables and accrued liabilities	1,483,411
Notes payable	786,906
Income tax and other tax payable	954,861
Due to a related party	13,115
Total Current Liabilities	25,217,913
LONG-TERM LIABILITIES
Deferred tax payable	678,700
Note payable	262,302
Total Long-term Liabilities	941,002

TOTAL LIABILITIES	26,158,915
COMMITMENTS AND CONTINGENCIES	-
MINORITY INTERESTS	603,471
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224
Additional paid-in capital	11,294,089
Deferred stock compensation	(81,375)
Retained earnings
Unappropriated	2,237,885
Appropriated	287,634
Accumulated other comprehensive income	487,056
Total Stockholders' Equity	14,244,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,006,899
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months and six months ended June 30, 2007 and 2006 (Unaudited)

	Three months ended June 30		Six months ended June 30
		Restated		Restated
	2007	2006	2007	2006
NET SALES	$4,097,554	$1,276,634	$5,977,501	$2,383,512

COST OF SALES
Production costs	627,808	239,677	964,598	500,196
Depreciation of oil and gas properties	850,602	163,689	1,239,829	510,673
Amortization of intangible assets	2,653	1,150	5,277	3,691
Government oil surcharge	495,456	145,909	652,587	145,909
Total Cost of Sales	1,976,519	550,425	2,862,291	1,160,469
GROSS PROFIT	2,121,035	726,209	3,115,210	1,223,043

OPERATING EXPENSES
Selling, general and administrative expenses	279,141	274,185	499,406	467,849
Professional fees	4,000	3,000	20,000	33,773
Consulting fees	27,125	27,125	54,250	27,125
Depreciation of fixed assets	38,957	22,856	74,984	44,554
Total Operating Expenses	349,223	327,166	648,640	573,301

INCOME FROM OPERATIONS	1,771,812	399,043	2,466,570	649,742

OTHER INCOME (EXPENSE)
Other income	-	3,522	-	18,284
Interest expense	(12,513)	(12,345)	(23,104)	(25,664)
Imputed interest expense	(829)	(96,180)	(132,675)	(136,728)
Interest income	242	226	490	325
Gain on disposal of fixed assets	14,757	-	14,757	-
Recovery of deposit from a supplier previously written off	356,094	-	356,094	-
Total Other Income (Expense), net	357,751	(104,777)	215,562	(143,783)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	2,129,563	294,266	2,682,132	505,959

Income tax expense	(718,918)	(148,347)	(940,325)	(276,603)
Minority interests	(157,078)	2,324	(200,877)	7,460

NET INCOME	1,253,567	148,243	1,540,930	236,816

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	127,509	2	214,760	(8,588)

COMPREHENSIVE INCOME	$1,381,076	$148,245	$1,755,690	$228,228

Net income per share-basic and diluted	$0.04	$0.01	$0.05	$0.01
Weighted average number of shares outstanding during the period -
basic and diluted	29,004,300	29,208,695	29,113,583	28,779,881

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006 (Unaudited)
	2007	Restated 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,540,930	$236,816
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation of oil and gas properties	1,239,829	510,673
Depreciation of fixed assets	74,984	44,554
Amortization of intangible assets	5,277	3,691
Minority interests	200,877	(7,460)
Stocks issued for services	54,250	54,898
Imputed interest expenses	132,675	136,728
Gain on disposal of fixed assets	(14,757)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,085,112)	(194,045)
Prepaid expenses and other current assets	(45,705)	(237,692)
Due from related parties	(291,899)	83,528
Value added tax recoverable	234,501	32,097
Increase (decrease) in:
Accounts payable	742,756	(161,145)
Other payables and accrued liabilities	88,642	176,225
Income tax and other tax payable	849,949	286,147
Deferred tax payable	475,948	2,072
Net cash provided by operating activities	4,203,145	967,087
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(5,098,317)	(880,622)
Purchase of fixed assets	(157,094)	(30,404)
Additions to oil and gas properties under construction	(205,620)	(241,501)
Proceeds on disposal of fixed assets	23,286	-
Net cash used in investing activities	(5,437,745)	(1,152,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuances of notes payable	786,906	-
Repayment of note payable	(121,885)	-
Decrease in other loans payable	(25,612)	(18,371)
Increase in amount due to a stockholder	90,693	20,405
Increase (decrease) in amounts due to related parties	1,153,524	(65,451)
Net cash provided by (used in) financing activities	1,883,626	(63,417)
EFFECT OF EXCHANGE RATE ON CASH	(337,355)	(210,505)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	311,671	(459,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,746	633,307
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325,417	$173,945
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$147,328	$28,634
Interest expenses	$23,104	$25,664
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

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

On December 5, 2003, Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”) was incorporated in the People’s Republic of China (“PRC”) which provided technical advisory services to oil and gas exploration companies in the PRC.

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) which is engaged in the exploration and production of crude oil in the Jilin Oil Region, of the PRC.

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

On June 1, 2005, Song Yuan Technical acquired from third parties 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) which is engaged in the exploration and production of crude oil in the Jilin Oil Region, of the PRC.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 2    ORGANIZATION (CONTINUED)

On January 26, 2007, Song Yuan Technical entered into an agreement with the stockholders of Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company will issue to the stockholders of Yu Qiao an aggregate of 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Before this transaction, Yu Qiao was owned 70% by a related party and 30% by third parties held on behalf of the related party.

Yu Qiao was incorporated in Song Yuan City, Jinlin Province, PRC on May 24, 2002 as a limited liability company. Yu Qiao is engaged in the extraction and production of crude oil in Jilin Province, PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), the Company has the right to explore, develop and extract oil at Qian’an 112, Da 34 and Gu 31 area. Pursuant to the Oil Lease, PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term. On May 28, 2002, the Company also executed an Agreement of leasing 20.7 square kilometers of Qian’an 112 area to Hong Xiang Oil Development and the Company is entitled to 2% of total sales revenue as consideration.

The acquisition of Yu Qiao was accounted for as a reorganization of entities under common control. Accordingly, the operations of Yu Qiao for the three and six months ended June 30, 2007 and 2006 were included in the unaudited condensed consolidated financial statements as if the transactions had occurred retroactively.

In March 2007, the Company approved the dissolution of its wholly owned subsidiaries, Hong Xiang Technical and Hong Xiang Oil Development.

NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2007 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao (collectively, “the Company”). The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

The accompanying unaudited condensed consolidated financial statements for 2006 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Petroleum Technical and Hong Xiang Oil Development Co., Ltd. and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao. The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 4    REVENUE RECOGNITION

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

NOTE 5   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2007 consist of the following:

(Unaudited)

Prepaid expenses	$327,141
Deposits paid to suppliers	600,498
Other receivables	43,424
$971,063

NOTE 6    RELATED PARTY TRANSACTIONS

a)	As of June 30, 2007, three related parties owed the Company $228,079, $72,133 and $55,718 respectively. The amounts are interest-free and are repayable on demand.

b)
Pursuant to an agreement entered into by a stockholder, a related party and the Company on June 29, 2007, the stockholder and the related party unconditionally and irrevocably contributed all of the advances owed by the Company as of March 31, 2007 amounting to $1,746,128 and $5,451,685 respectively to the Company. These contributions were recorded as additional paid-in capital by the Company.

c)	As of June 30, 2007, the Company owed a related party of $13,115 for short-term advances. Imputed interest is computed at 7% per annum on the amount due.

d)	Total imputed interest expenses recorded as additional paid-in capital amounted to $132,675 and $136,728 for the six months ended June 30, 2007 and 2006 respectively.

e)	The Company paid a stockholder $6,210 for leased office spaces for the six months ended June 30, 2007.

f)
On January 26, 2007, Song Yuan Technical entered into an agreement with a related party and third parties who are the stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company will issue to the related party an aggregate of 10,000,000 shares of the Company’s common stock (“the Acquisition Shares”) having a fair value of $3,100,000.

On June 29, 2007, the Company and the related party entered into an agreement pursuant to which the related party unconditionally and irrevocably contributed the Acquisition Shares to the Company. The contribution of the Acquisition Shares was recorded as additional paid-in capital by the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 7    NOTES PAYABLE

Notes payable consist of the following:

(Unaudited)

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2006 and
extended to July 2008	$262,302

Note payable to a bank, interest rate of 10.44%
per annum, secured by the Company's properties
due October 2007	393,453

Note payable to a bank, interest rate of 10.44%
per annum, secured by the Company's properties
due November 2007	393,453
1,049,208
Less: current maturities	786,906
Long-term portion	$262,302

Interest expense for the six months ended June 30, 2007 was $23,104.

NOTE 8    COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder and land spaces from a third party under two operating leases which expire on June 30, 2015 and September 20, 2023 respectively at an annual rental of $12,590 and $164 respectively.

As of June 30, 2007, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2007	$6,377
2008	12,754
2009	12,754
2010	12,754
Thereafter	58,746
$103,385

(B)  Capital commitment

According to the amended Articles of Association of Song Yuan Technical, the Company has to fulfill registered capital contribution of $1 million. As of June 30, 2007, the Company has fulfilled $490,000 of the registered capital requirement and has outstanding capital contributions of $510,000.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 9    STOCKHOLDERS’ EQUITY

Stock issued for acquisition a subsidiary

On January 26, 2007, Song Yuan Technical entered into an agreement with a related party and third parties who are the stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company will issue to the related party an aggregate of 10,000,000 shares of the Company’s common stock (“the Acquisition Shares”) having a fair value of $3,100,000.

On June 29, 2007, the Company and the related party entered into an agreement pursuant to which the related party unconditionally and irrevocably contributed the Acquisition Shares to the Company. The contribution of the Acquisition Shares was recorded as additional paid-in capital by the Company.

NOTE 10  CONCENTRATIONS AND RISKS

During 2007, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

NOTE 11  RECLASSIFICATIONS

Certain reclassifications have been made in the condensed consolidated financial statements for the six months ended June 30, 2006 to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are engaged in the extraction and production of crude oil in Jilin Province, PRC, through Songyuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) , a wholly-owned subsidiary of the Company’s 100% owned subsidiary Hong Xiang Technical Services Co., Ltd. (“Hong Xiang Technical”) organized and existing under the laws of PRC. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Contract; and Yu Qiao is entitled to 2% of our output as a management fee for managing the process of oil production. The Company sells all of its current oil production to PetroChina. Pursuant to the terms of the  Contract, all payments by PetroChina for sales of the Company’s crude oil are paid to Yu Qiao, who forwards the payment to the Company after deduction of its management fee.

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

On January 26, 2007, Song Yuan Technical, the Company’s, 90% owned joint venture, completed the acquisition of 100% of the equity interests of Yu Qiao. In consideration for this acquisition, the Company, as the 90% owner of Song Yuan Technical, will issue to the former shareholder of Yu Qiao, a related party of the Company an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock, in exchange for their equity interests. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for Registrant’s common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company controls 90% ownership of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical. As the majority shareholder of Yu Qiao, the Company may exploit the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and other oil fields under Exploration Contracts that Yu Qiao entered into with PetroChina in May 2003. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 227 oil wells.

As a result of Yu Qiao acquisition, the Oil Lease between Hong Xiang Oil Development and Yu Qiao became unnecessary, as the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to the Qian’an 112 oil fields. In particular, the management fee paid by Hong Xiang Oil Development to Yu Qiao became redundant as both entities are controlled by the Company. In addition, all operations, assets and liabilities of Hong Xiang Oil Development will be transferred to Yu Qiao. As such, on March 19, 2007, the Company dissolved Hong Xiang Oil Development and Hong Xiang Technical as both subsidiaries have no assets other than the lease agreement, are no longer necessary elements of its corporate structure. The Company did not incur any material costs in connection to the closure of Hong Xiang Technical and Hong Xiang Oil Development.

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

Results of Operations

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Revenues. Revenues for the quarter ended June 30, 2007 were $4,097,554 compared to $1,276,634 for the quarter ended June 30, 2006, an increase of $2,820,920, or 221%. This increase was due to an increase in crude oil production.  Our output of crude oil for the three months ended June 30, 2007 was 8,364.8 tons compared to 2,583.2 tons for the same quarter in 2006.  The increase in production was mainly because of the new wells being brought into production.

Cost of sales.  Cost of sales increased by 259% from $550,425 for the three months ended June 30, 2006 to $1,976,519 for the three ended June 30, 2007.  The increase in cost of sales resulted primarily from the increase in production.  For the three months ended June 30, 2007, the Company paid government oil surcharge of $495,456 to the PRC government as a result of the increase in the production of crude oil.

Operating Expenses. Operating expenses increased by 7% from $327,166 for the three months ended June 30, 2006 to $349,223 for the three months ended June 30, 2007.  The slight increase primarily as a result of increase in depreciation of fixed assets.

Net Income.  Net income increased by 746% from $148,243 for the three months ended June 30, 2006 to $1,253,567 for the three months ended June 30, 2007, primarily as a result of a 221% increase in sales as described above.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Revenues. Revenues for the six months ended June 30, 2007 were $5,977,501 compared to $2,383,512 for the same period 2006, an increase of $3,593,989, or 151%. This increase was due to an increase in crude oil production.  Our output of crude oil for the six months ended June 30, 2007 was 12,732 tons compared to 5,086.4 tons for the same period in 2006.  The increase in production was mainly because of the new wells being taken into production.

Cost of sales.  Cost of sales increased by 147% from $1,160,469 for the six months ended June 30, 2006 to $2,862,291 for the six months ended June 30, 2007.  The increase in cost of sales resulted primarily from the increase in production.  And also an additional payment of government oil surcharge did not occurred in the first quarter of 2006.  For the six months ended June 30, 2007, the Company paid government oil surcharge of $652,587 to the PRC government as a result of the increase in the production of crude oil.

Operating Expenses.  Operating expenses increased by 13% from $573,301 for the six months ended June 30, 2006 to $648,640 for the same period 2007.  The slight increase primarily as a result of increase in depreciation of fixed assets.

Net Income.  Net income increased by 551% from $236,816 for the six months ended June 30, 2006 to $1,540,930 for the same period 2007, primarily as a result of a 151% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had cash and cash equivalents of $325,417, other current assets of $3,375,891 and current liabilities of approximately $25 million.  To date, company accomplishes growth in production and cash flow through developing new wells by leasing properties through our subsidiaries. These activities require substantial capital expenditures. Over the last year, we have successfully grown our reserve base and production, resulting in growth in our net cash flow from operating activities. Cash flow provided by operating activities was $4,203,145 for the six months ended June 30, 2007, compared to $967,087 for the same period 2006.

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

Capital Commitments.

Pursuant to the Joint Venture Agreement, the Company is obligated to contribute $1 million as registered capital of Song Yuan Technical.  On October 8, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests.  The Company remains obligated to contribute an additional $510,000 in capital to Song Yuan Technical.  The Company will contribute the remaining $510,000 during the third quarter of 2007.

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

    There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this report represents estimates prepared by our internal engineers and examined by independent petroleum consultants. Estimation of reserves is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

•	historical production from an area compared with production from similar producing areas;

•	assumed effects of regulation by governmental agencies;

•	assumptions concerning future oil and natural gas prices, future operating costs and capitalexpenditures; and

•	estimates of future severance and excise taxes, workover and remedial costs.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None. .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None. .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  .

ITEM 5. OTHER INFORMATION

None.  .

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

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
(Registrant)

Date: August 14, 2007	By:	/s/ Zhang Yang
Chief Financial Officer