Form 10QSB/A
period 2007-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2007-11-14
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

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

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-QSB, which amends the Company’s Form 10-QSB for the period ended March 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007, is being filed to do the following:

(i)
Added notes 7, 8, 9 and 15 to the notes to the Condensed Consolidated Financial Statements to include more detailed disclosure of our oil and gas properties, oil and gas properties under construction, accounts payable and restatement of financial statements.

(ii)	Revise note 15 to the Condensed Consolidated Financial Statements to reflect the retroactive effect of the acquisition of Yu Qiao as a reorganization of entities under common control.

(iii)
revise the disclosure under the heading “Controls and Procedures” to state that the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s controls and procedures were effective as of March 31, 2007.

SIGNATURES	26

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
$953,748
NOTE 7   OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at March 31, 2007:

(Unaudited)

Beginning balance at January 1	$10,359,232
Additions to capitalized exploratory well costs	2,742,832
Additions to capitalized exploratory well costs on acquisition of Yu Qiao	15,813,486
Foreign currency translation difference	240,031
29,155,581
Intangible mining rights	13,445
Less: Accumulated depreciation	(3,747,702)
Ending balance at March 31	$25,421,324

Depreciation expense for the period ended March 31, 2007 was $389,227.

As of March 31, 2007, the Company had no costs incurred in unproven oil and gas properties.

NOTE 8   OIL AND GAS PROPERTIES UNDER CONSTRUCTION

The following is a summary of oil and gas properties under construction at March 31, 2007:
(Unaudited)

Beginning balance at January 1	$5,682,384
Additions on acquisition of Yu Qiao	3,203,525
Ending balance at March 31	$8,885,909

NOTE 9   ACCOUNTS PAYABLE

The following is a summary of accounts payable at March 31, 2007:
(Unaudited)

Beginning balance at January 1	$7,442,423
Additions on acquisition of Yu Qiao	13,794,441
Additions for the period	490,089
Ending balance at March 31	$21,726,953

NOTE 10 RELATED PARTY TRANSACTIONS

a)	As of March 31, 2007, two related parties owed the Company $71,051 and $42,816 respectively. The amounts are interest-free and are repayable on demand.

b)	As of March 31, 2007, the Company owed a stockholder $1,746,128 for short-term advances. Imputed interest is computed at 7% per annum on the amount due.

c)	As of March 31, 2007, the Company owed a related party $5,451,685 for advances without fixed repayment terms. Imputed interest is computed at 7% per annum on the amount due.

d)	As of March 31, 2007, the Company owed two related parties of $12,918 and $16,794 respectively for short-term advances. Imputed interest is computed at 7% per annum on the amounts due.

e)	Total interest expenses payable to a stockholder and related parties amounted to $131,846 and $40,548 for the three months ended March 31, 2007 and 2006 respectively.

f)	The Company paid a stockholder $3,088 for leased office spaces for the three months ended March 31, 2007.

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
NOTE 11  NOTES PAYABLE

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

NOTE 12 COMMITMENTS AND CONTINGENCIES

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

NOTE 13 STOCKHOLDERS’ EQUITY

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

NOTE 14 CONCENTRATIONS AND RISKS

During 2007, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The lease require the Company to sell crude oil to PetroChina only.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 15 RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the unaudited condensed consolidated financial statements for the three months ended March 31, 2006 to reflect the retroactive effects on acquisition of Yu Qiao as a reorganization of entities under common control.

	March 31,
	2006	March 31,
	(As Previously	2006
Statement of Operations and Comprehensive Income	Reported)	(As Restated)

Net sales	$435,117	$1,106,878
Cost of sales	(65,747)	(610,044)
Gross profit	369,370	496,834
Operating expenses	(59,944)	(246,135)
Income from operations	309,426	250,699
Other income (expenses)	(52,123)	(39,006)
Net income before taxes and minority interests	257,303	211,693
Income tax expenses	(102,816)	(128,256)
Minority interests	-	5,136
Net income	154,487	88,573
Other comprehensive loss	(28,275)	(8,590)
Comprehensive income	126,212	79,983
Net income per share-basic and diluted	$0.01	$0.00
Weighted average number of shares outstanding
during the period-basic and diluted	18,346,302	28,346,302

	March 31,
	2006	March 31,
	(As Previously	2006
Balance sheet	Reported)	(As Restated)

Current assets	$793,760	$2,302,678
Property and equipment	4,768,716	13,873,393
Total assets	5,562,476	16,176,071

Liabilities	4,392,753	12,793,085

Minority interests	-	323,251

Stockholders' equity
Common stock	18,524	28,524
Additional paid-in capital	1,530,979	2,964,032
Retained (deficits) earnings	(267,606)	120,767
Accumulated other comprehensive loss	(112,174)	(53,588)
	1,169,723	3,059,735
Total liabilities and stockholders' equity	$5,562,476	$16,176,071

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are engaged in the extraction and production of crude oil in Jilin Province, PRC, through Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), a wholly-owned subsidiary of the Company’s 100% owned subsidiary Hong Xiang Technical Services Co., Ltd. (“Hong Xiang Technical”) organized and existing under the laws of PRC. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Exploration Contract. The Company sells all of its current oil production to PetroChina.

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

Song Yuan Technical owned 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe was incorporated in May, 2003 under the PRC laws and is a party to a 20 year Exploration Contract with PetroChina, pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301, located within Song Yuan city in Jilin province, 20 kilometers away from Ningjiang District (“Hetingbao 301”). Pursuant to the Exploration Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract.

On January 26, 2007, Song Yuan Technical, completed the acquisition of 100% of the equity interests of Yu Qiao. Yu Qiao was incorporated on May 24, 2002 as a limited liability company under the laws of the PRC and is a party to a 20 year exploration contract with PetroChina, pursuant to which Yu Qiao has the right to explore, develop and pump oil at Qian’an 112 oilfield, Da 34 oilfield and Gu 31 oilfield in Jilin province, covering a total of 3,207 acres and consists of approximately 46 oil wells. In consideration for this acquisition, the Company, as the 90% owner of Song Yuan Technical, will issue to the three former shareholders of Yu Qiao (one of whom is Ms. Ju, who owns 70% equity interest of Yu Qiao) an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock, in exchange for their equity interests. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for Registrant’s common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company controls 90% ownership of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical.

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

As the majority shareholder of Yu Qiao, the Company now has the rights to extract and develop Qian’an 112 under the Exploration Contract through Yu Qiao and PetroChina under three different Exploration Contracts that Yu Qiao entered into with PetroChina in May 2003. These oil fields include Da 34 oilfield and Gu 31 oilfield in Jilin province and cover a total of 3,207 acres and consist of approximately 46 oil wells.

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

Operating Expenses. Operating expenses increased by 85% from $246,135 for the three months ended March 31, 2006 to $456,548 for the three months ended March 31, 2007 primarily as a result of an additional consulting fee of $27,125 paid to a third party consultant, where no such fee was paid in the same quarter of 2006. In addition, the payment of government oil surcharge did not occurred in the same quarter 2006. For the three months ended March 31, 2007, the Company paid government oil surcharge of $157,131 to the PRC government as a result of the regulation introduced by the PRC government in June 2006.  Under this regulation, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.

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

Item 3. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, being March 31, 2007, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

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

                                                                              CHINA NORTH EAST PETROLEUM HOLDINGS LTD.
     (Registrant)

Date: November 14, 2007	By:	/s/ Zhang Yang
Chief Financial Officer