Form 10QSB/A
period 2007-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2007-11-14
CIK 787251

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

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-QSB, which amends the Company’s Form 10-QSB for the period ended June 30, 2007, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2007, is being filed to do the following:

(i)
Revise the Condensed Consolidated Balance Sheet to reduce current liabilities by $14,606,257 to $10,611,656 and correspondingly increase long-term liabilities by $14,606,257 to $15,547,259 as a result of the renegotiation of payment terms with our primary drilling contractor which extended the payment period from 12 months to 24 months.

(ii)
Revise the Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2007, to reflect “gain on disposal of fixed assets” as a reduction in “Operating Expenses” and not as “Other Income.”

(iii)
Added notes 6, 7, 8 and 15 to the notes to the Condensed Consolidated Financial Statements to include more detailed disclosure of our oil and gas properties, oil and gas properties under construction, accounts payable and restatement of financial statements.

(iv)	Revise note 15 to the Condensed Consolidated Financial Statements to reflect the retroactive effect of the acquisition of Yu Qiao as a reorganization of entities under common control.

(v)	Include the information required by items 307 and 308(c) of Regulation S-B.

INDEX TO FORM 10-QSB
				Page No.
PART I
Item	1	.	Financial Statements - Unaudited	6

			Condensed Consolidated Balance Sheet – June 30, 2007 (Unaudited)	6

			Condensed Consolidated Statements of Operations and Comprehensive Income - three months and six months ended June 30, 2007 and 2006 (Unaudited)	7

			Condensed Consolidated Statements of Cash Flows – six months ended June 30, 2007 and 2006 (Unaudited)	8

			Notes to Condensed Consolidated Financial Statements as of June 30, 2007 (Unaudited)	9

Item	2	.	Management’s Discussion and Analysis of Financial Condition And Results of
			Operations	15

Item	3	.	Controls and Procedures	24

PART II

Item	1	.	Legal Proceedings	25

Item	2	.	Changes in Securities	25

Item	3	.	Defaults Upon Senior Securities	25

Item	4	.	Submission of Matters to a Vote of Security Holders	25

Item	5	.	Other Information	25

Item	6	.	Exhibits	25

SIGNATURES				26

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

PART I
Item 1 – Financial Statements (Unaudited)
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At June 30, 2007 (Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$325,417
Accounts receivable, net	1,835,796
Prepaid expenses and other current assets	971,063
Due from related parties	355,930
Value added tax recoverable	213,102
Total Current Assets	3,701,308

PROPERTY AND EQUIPMENT
Oil and gas properties, net	27,250,739
Fixed assets, net	844,667
Oil and gas properties under construction	9,161,596
Total Property and Equipment	37,257,002

INTANGIBLE ASSETS, NET	48,589

TOTAL ASSETS	$41,006,899

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,373,363
Other payables and accrued liabilities	1,483,411
Notes payable	786,906
Income tax and other tax payable	954,861
Due to a related party	13,115
Total Current Liabilities	10,611,656
LONG-TERM LIABILITIES
Accounts payable	14,606,257
Deferred tax payable	678,700
Note payable	262,302
Total Long-term Liabilities	15,547,259

TOTAL LIABILITIES	26,158,915
COMMITMENTS AND CONTINGENCIES	-
MINORITY INTERESTS	603,471
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224
Additional paid-in capital	11,294,089
Deferred stock compensation	(81,375)
Retained earnings
Unappropriated	2,237,885
Appropriated	287,634
Accumulated other comprehensive income	487,056
Total Stockholders' Equity	14,244,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,006,899
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months and six months ended June 30, 2007 and 2006 (Unaudited)

	Three months ended June 30		Six months ended June 30
		Restated		Restated
	2007	2006	2007	2006
NET SALES	$4,097,554	$1,276,634	$5,977,501	$2,383,512

COST OF SALES
Production costs	627,808	239,677	964,598	500,196
Depreciation of oil and gas properties	850,602	163,689	1,239,829	510,673
Amortization of intangible assets	2,653	1,150	5,277	3,691
Government oil surcharge	495,456	145,909	652,587	145,909
Total Cost of Sales	1,976,519	550,425	2,862,291	1,160,469
GROSS PROFIT	2,121,035	726,209	3,115,210	1,223,043

OPERATING EXPENSES
Selling, general and administrative expenses	279,141	274,185	499,406	467,849
Professional fees	4,000	3,000	20,000	33,773
Consulting fees	27,125	27,125	54,250	27,125
Depreciation of fixed assets	38,957	22,856	74,984	44,554
Gain on disposal of fixed assests	(14,757)	-	(14,757)	-
Total Operating Expenses	334,466	327,166	633,883	573,301

INCOME FROM OPERATIONS	1,786,569	399,043	2,481,327	649,742

OTHER INCOME (EXPENSE)
Other income	-	3,522	-	18,284
Interest expense	(12,513)	(12,345)	(23,104)	(25,664)
Imputed interest expense	(829)	(96,180)	(132,675)	(136,728)
Interest income	242	226	490	325
Recovery of deposit from a supplier previously written off	356,094	-	356,094	-
Total Other Income (Expense), net	342,994	(104,777)	200,805	(143,783)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	2,129,563	294,266	2,682,132	505,959

Income tax expense	(718,918)	(148,347)	(940,325)	(276,603)
Minority interests	(157,078)	2,324	(200,877)	7,460

NET INCOME	1,253,567	148,243	1,540,930	236,816

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	127,509	2	214,760	(8,588)

COMPREHENSIVE INCOME	$1,381,076	$148,245	$1,755,690	$228,228

Net income per share-basic and diluted	$0.04	$0.01	$0.05	$0.01
Weighted average number of shares outstanding during the period -
basic and diluted	29,004,300	29,208,695	29,113,583	28,779,881

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
$971,063

NOTE 6   OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at June 30, 2007:

(Unaudited)

Beginning balance at January 1	$10,359,232
Additions to capitalized exploratory well costs	5,098,317
Additions to capitalized exploratory well costs on acquisition of Yu Qiao	15,813,486
Foreign currency translation difference	631,250
31,902,285
Intangible mining rights	13,445
Less: Accumulated depreciation	(4,664,991)
Ending balance at June 30	$27,250,739

Depreciation expense for the period ended June 30, 2007 was 1,239,829.

As of June 30, 2007, the Company had no costs incurred in unproven oil and gas properties.

NOTE 7   OIL AND GAS PROPERTIES UNDER CONSTRUCTION

The following is a summary of oil and gas properties under construction at June 30, 2007:

(Unaudited)

Beginning balance at January 1	$5,682,384
Additions on acquisition of Yu Qiao	3,273,592
Additions for the period	205,620
Ending balance at June 30	$9,161,596

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 8   ACCOUNTS PAYABLE

The following is a summary of accounts payable at June 30, 2007:

(Unaudited)

Beginning balance at January 1	$7,442,423
Additions on acquisition of Yu Qiao	13,794,441
Additions for the period	742,756
Ending balance at June 30	21,979,620
Less: current maturities	7,373,363
Long-term portion	$14,606,257

NOTE 9  RELATED PARTY TRANSACTIONS

a)	As of June 30, 2007, three related parties owed the Company $228,079, $72,133 and $55,718 respectively. The amounts are interest-free and are repayable on demand.

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

NOTE 10  NOTES PAYABLE

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

NOTE 11  COMMITMENTS AND CONTINGENCIES

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

NOTE 12   STOCKHOLDERS’ EQUITY

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

NOTE 13  CONCENTRATIONS AND RISKS

During 2007, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

NOTE 14  RECLASSIFICATIONS

Certain reclassifications have been made in the condensed consolidated financial statements for the six months ended June 30, 2006 to conform to the current period's presentation.

NOTE 15  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 to reflect the retroactive effects on acquisition of Yu Qiao as a reorganization of entities under common control.

	June 30,
	2006	June 30,
	(As Previously	2006
Statement of Operations and Comprehensive Income	Reported)	(As Restated)

Net sales	$931,783	$2,383,512
Cost of sales	(173,032)	(1,160,469)
Gross profit	758,751	1,223,043
Operating expenses	(120,326)	(573,301)
Income from operations	638,425	649,742
Other income (expenses)	(104,514)	(143,783)
Net income before taxes and minority interests	533,911	505,959
Income tax expenses	(210,271)	(276,603)
Minority interests	-	7,460
Net income	323,640	236,816
Other comprehensive loss	(28,271)	(8,588)
Comprehensive income	295,369	228,228
Net income per share-basic and diluted	$0.02	$0.01
Weighted average number of shares outstanding
during the period-basic and diluted	18,779,881	28,779,881

	June 30,
	2006	June 30,
	(As Previously	2006
Balance sheet	Reported)	(As Restated)

Current assets	$1,535,458	$2,730,027
Property and equipment	5,266,862	14,608,070
Total assets	6,802,320	17,338,097

Liabilities	5,197,463	13,685,885

Minority interests	-	320,927

Stockholders' equity
Common stock	19,224	29,224
Additional paid-in capital	1,796,256	3,276,512
Deferred stock compensation	-	(189,875)
Retained (deficits) earnings	(98,453)	269,010
Accumulated other comprehensive loss	(112,170)	(53,586)
	1,604,857	3,331,285
Total liabilities and stockholders' equity	$6,802,320	$17,338,097

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

On July 26, 2006, the Company entered into a joint venture agreement with a stockholder of the Company and a related party to contribute to the increased registered capital of a limited liability company under the Laws of the PRC, named Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. The Company owns 90% of the equity interest in Song Yuan Technical, the related party owns the remaining 10% equity interest in Song Yuan Technical.

Song Yuan Technical owns 100% of the equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe was incorporated in May 2003 under the laws of the PRC and is a party to a 20 year exploration contract with PetroChina, pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301, located within Song Yuan city in Jilin Province, 20 kilometers away from Ningjiang District (“Hetingbao 301”). Pursuant to the Exploration Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Exploration Contract.

On January 26, 2007, Song Yuan Technical, completed the acquisition of 100% of the equity interests of Yu Qiao. Yu Qiao was incorporated on May 24, 2002 as a limited liability company under the laws of the PRC and is a party to a 20 year exploration contract with PetroChina, pursuant to which Yu Qiao has the right to explore, develop and pump oil at Qian’an 112 oilfield, Da 34 oilfield and Gu 31 oilfield in Jilin, province, covering a total of 3,207 acres and consists of approximately 46 oil wells. In consideration for this acquisition, the Company, as the 90% owner of Song Yuan Technical, will issue to the former shareholder of Yu Qiao, who is also a related party of the Company, an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for the Company's common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company owns 90% of the equity interests of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical.

As a result of the Yu Qiao acquisition, the Oil Lease between Hong Xiang Oil Development and Yu Qiao became unnecessary, as the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to the Qian’an 112 oil fields. In particular, the management fee paid by Hong Xiang Oil Development to Yu Qiao became redundant as both entities are controlled by the Company. In addition, all operations, assets and liabilities of Hong Xiang Oil Development will be transferred to Yu Qiao. As such, on March 19, 2007, the Company dissolved Hong Xiang Oil Development and Hong Xiang Technical as both subsidiaries have no assets other than the lease agreement, and are no longer necessary elements of its corporate structure. The Company did not incur any material costs in connection with the dissolution of Hong Xiang Technical and Hong Xiang Oil Development.

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

Cost of sales.  Cost of sales increased by 259% from $550,425 for the three months ended June 30, 2006 to $1,976,519 for the three ended June 30, 2007.  The increase in cost of sales resulted primarily from the increase in production.  For the three months ended June 30, 2007, the Company paid government oil surcharge of $495,456 to the PRC government as a result of the regulation introduced by the PRC government in June 2006.  Under this regulation, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.

Operating Expenses. Operating expenses increased by 2% from $327,166 for the three months ended June 30, 2006 to $334,466 for the three months ended June 30, 2007.  The slight increase primarily as a result of increase in depreciation of fixed assets.

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

Cost of sales.  Cost of sales increased by 147% from $1,160,469 for the six months ended June 30, 2006 to $2,862,291 for the six months ended June 30, 2007.  The increase in cost of sales resulted primarily from the increase in production.  And also an additional payment of government oil surcharge did not occurred in the first quarter of 2006.  For the six months ended June 30, 2007, the Company paid government oil surcharge of $652,587 to the PRC government as a result of the regulation introduced by the PRC government in June 2006.  Under this regulation, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.

Operating Expenses.  Operating expenses increased by 11% from $573,301 for the six months ended June 30, 2006 to $633,883 for the same period 2007.  The slight increase primarily as a result of increase in depreciation of fixed assets.

Net Income.  Net income increased by 551% from $236,816 for the six months ended June 30, 2006 to $1,540,930 for the same period 2007, primarily as a result of a 151% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had cash and cash equivalents of $325,417, other current assets of $3,375,891 and current liabilities of approximately $10.6 million.  For the six months ended June 30, 2007, our primary source of liquidity was approximately $4.2 million in net cash provided by operations and approximately $1.2 million in loans made to the Company by related parties.

As of June 30, 2007, the Company’s current liabilities were approximately $10.6 million consisting of approximately $7.4 million in accounts payable Primarily Comprised of costs related to the drilling of an additional 49 wells in the first two quarters of 2007.  In July 2007, the Company was able to negotiate new payment terms with its primary drilling company, which extends the payment term for each well from over 12 to over 24 months beginning upon completion of the well.  In addition, on June 29, 2007, the Company negotiated an agreement with Mr. Hong Jun Wang, the Company’s Chief Executive Officer and Ms. Guizhi Ju, Mr. Wang’s mother pursuant to which Mr. Wang and Ms. Ju contributed an aggregate of approximately $7.2 million owed by the Company to Mr. Wang and Ms. Ju to the capital of the Company, reducing the Company’s current liabilities by approximately $1.7 million and its long-term liabilities by approximately $5.5 million.

As a result, at June 30, 2007, the Company’s current liabilities were reduced by $14.6 million, with a working capital deficit by approximately $2.9 million to $6.9 million.

Net cash provided by operating activities was $4,203,145 for the six months ended June 30, 2007 compared to $967,087 for the same period in 2006, primarily as a result of an increase in oil production as a result of the addition of 15 producing wells during the period ended June 30, 2007.

Net cash used in investing activities was $5,437,745 for the six months ended June 30, 2007 compared to $1,152,527 for the same period in 2006. This increase is due to the addition of oil and gas properties of $5,098,317 during the six months ended June 30, 2007.

Net cash provided by financing activities was $1,883,626 for the six months ended June 30, 2007 as a result of advances made to the Company by related parties.

While we expect cash provided by operations to continue to increase as additional oil wells come into production, we also expect to continue to require a significant amount of cash to continue to develop existing oil and gas properties and to acquire additional oil and gas properties. Each well costs approximately $320,000 to bring into production and the Company’s business plan contemplates the development of an additional 40 wells over the next 12 months from the completion of each well. The Company’s agreement with its primary drilling company requires the company to make a down payment of 30% of the total drilling cost of each well prior to the commencement of drilling of each well with the balance due in 24 installments beginning in the month in which the well is brought into production. As a result, the Company will require an additional $3.8 million in upfront costs over the next 12 months and an additional $8.96 million over the following 24 months.

The Company intends to pay for this development with cash from operations as well as by raising funds through the sale of equity or debt. The full and timely development and implementation of its business plan and growth strategy will require significant additional resources, and the Company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.  An inability to obtain such funding could slow down or prevent the Company from further development of its oil resources.  The Company intends to explore a number of options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities.  The Company has not yet identified the sources for the additional financing it requires and the Company does not have commitments from any third parties to provide this financing.  The Company might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all.  The Company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan.  The terms of any future debt or equity funding that the Company may obtain in the future may be unfavorable to the Company and to its stockholders.

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

Item 3. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, being June 30, 2007, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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