Form 10QSB
period 2007-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2007-11-14
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from	to

Commission file number 0-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

445 Park Avenue, New York, New York  10022
 (Address of principal executive offices)

(212) 307-3568
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

Number of shares of common stock outstanding as of November 13, 2007: 19,224,080

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INDEX TO FORM 10-QSB
				Page No.
PART I
Item	1	.	Financial Statements - Unaudited	3

			Condensed Consolidated Balance Sheet – September 30, 2007 (Unaudited)	3

			Condensed Consolidated Statements of Operations and Comprehensive Income - three months and nine months ended September 30, 2007 and 2006 (Unaudited)	4

			Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2007 and 2006 (Unaudited)	5

			Notes to Condensed Consolidated Financial Statements as of September 30, 2007 (Unaudited)	6

Item	2	.	Management’s Discussion and Analysis of Financial Condition And Results of
			Operations	14

Item	3	.	Controls and Procedures	25

PART II				26

Item	1	.	Legal Proceedings	26

Item	2	.	Changes in Securities	26

Item	3	.	Defaults Upon Senior Securities	26

Item	4	.	Submission of Matters to a Vote of Security Holders	26

Item	5	.	Other Information	26

Item	6	.	Exhibits	26

SIGNATURES				27

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

PART I
Item 1 – Financial Statements (Unaudited)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
At September 30, 2007 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$311,581
Accounts receivable, net	2,777,372
Prepaid expenses and other current assets	1,213,198
Value added tax recoverable	1,648,226
Total Current Assets	5,950,377

PROPERTY AND EQUIPMENT
Oil and gas properties, net	38,325,293
Fixed assets, net	982,745
Oil and gas properties under construction	1,975,722
Total Property and Equipment	41,283,760

INTANGIBLE ASSETS, NET	46,569

TOTAL ASSETS	$47,280,706

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,587,995
Other payables and accrued liabilities	1,390,445
Notes payable	798,128
Income tax and other tax payable	2,228,146
Due to a stockholder	57,620
Due to related parties	139,639
Total Current Liabilities	13,201,973

LONG-TERM LIABILITIES
Accounts payable	16,430,325
Deferred tax payable	566,526
Note payable	266,042
Total Long-term Liabilities	17,262,893

TOTAL LIABILITIES	30,464,866

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	802,430

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224
Additional paid-in capital	11,300,493
Deferred stock compensation	(54,250)
Retained earnings
Unappropriated	3,737,380
Appropriated	287,634
Accumulated other comprehensive income	722,929
Total Stockholders' Equity	16,013,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,280,706
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months and nine months ended September 30, 2007 and 2006 (Unaudited)

	Three months ended September 30		Nine months ended September 30
		Restated		Restated
	2007	2006	2007	2006

NET SALES	$5,826,506	$1,413,228	$11,804,007	$3,796,740

COST OF SALES
Production costs	704,568	394,912	1,669,166	895,108
Depreciation of oil and gas properties	1,361,732	193,397	2,601,561	704,070
Amortization of intangible assets	2,695	667	7,972	4,358
Government oil surcharge	848,315	180,194	1,500,902	326,103
Total Cost of Sales	2,917,310	769,170	5,779,601	1,929,639

GROSS PROFIT	2,909,196	644,058	6,024,406	1,867,101

OPERATING EXPENSES
Selling, general and administrative expenses	194,697	193,404	694,103	661,253
Professional fees	26,245	3,000	46,245	36,773
Consulting fees	27,125	27,125	81,375	54,250
Depreciation of fixed assets	42,609	24,345	117,593	68,899
Gain on disposal of fixed assets	(460)	-	(15,217)	-
Total Operating Expenses	290,216	247,874	924,099	821,175

INCOME FROM OPERATIONS	2,618,980	396,184	5,100,307	1,045,926

OTHER INCOME (EXPENSE)
Other expense	(3,878)	(23,050)	(3,878)	(23,050)
Other income	-	33,991	-	52,275
Interest expense	(28,186)	(11,250)	(51,290)	(36,914)
Interest expense on overdue payables	-	(61,674)	-	(61,674)
Imputed interest expense	(6,404)	(100,446)	(139,079)	(237,174)
Interest income	615	261	1,105	586
Recovery of deposit from a supplier previously written off	2,515	-	358,609	-
Total Other Income (Expense), net	(35,338)	(162,168)	165,467	(305,951)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	2,583,642	234,016	5,265,774	739,975

Income tax expense	(885,188)	(84,681)	(1,825,513)	(361,284)

Minority interests	(198,959)	(4,186)	(399,836)	3,274

NET INCOME	1,499,495	145,149	3,040,425	381,965

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	235,873	8	450,633	(8,580)

COMPREHENSIVE INCOME	$1,735,368	$145,157	$3,491,058	$373,385

Net income per share-basic and diluted	$0.08	$0.00	$0.12	$0.01

Weighted average number of shares outstanding during the period
- basic and diluted	19,224,080	29,224,080	25,780,857	28,929,575

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006 (Unaudited)

		Restated
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,040,425	$381,965
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation of oil and gas properties	2,601,561	704,070
Depreciation of fixed assets	117,593	68,899
Amortization of intangible assets	7,972	4,358
Minority interests	399,836	(3,274)
Stocks issued for services	81,375	82,023
Imputed interest expense	139,079	237,174
Gain on disposal of fixed assets	(15,217)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(2,026,688)	(338,307)
Prepaid expenses and other current assets	(262,501)	(206,038)
Due from related parties	38,692	181,083
Value added tax recoverable	(1,200,623)	132,684
Increase (decrease) in:
Accounts payable	3,781,456	(473,919)
Other payables and accrued liabilities	(2,824)	146,398
Income tax and other tax payable	2,123,234	253,423
Deferred tax payable	363,774	76,451
Net cash provided by operating activities	9,187,144	1,246,990

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(8,992,444)	(1,795,118)
Purchase of fixed assets	(321,211)	(177,936)
Additions to oil and gas properties under construction	(714,885)	(453,876)
Proceeds on disposal of fixed assets	23,451	-
Net cash used in investing activities	(10,005,089)	(2,426,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from minority stockholders	-	522,500
Proceeds from the issuances of notes payable	798,128	-
Repayment of note payable	(133,021)	-
(Decrease) increase in other loans payable	(25,612)	106,629
Increase in amount due to a stockholder	146,813	21,327
Increase in amounts due to related parties	1,280,048	540,096
Net cash provided by financing activities	2,066,356	1,190,552

EFFECT OF EXCHANGE RATE ON CASH	(950,576)	(210,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	297,835	(199,888)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,746	633,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$311,581	$433,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$208,315	$45,060

Interest expense	$51,290	$98,588

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

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

On June 1, 2005, Song Yuan Technical acquired from third parties 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) at a consideration of $120,773 in cash. LongDe is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2    ORGANIZATION (CONTINUED)

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Yu Qiao for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Prior this transaction, Yu Qiao was owned 70% by a related party and 30% by third parties held on behalf of the related party.

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

The acquisition of Yu Qiao was accounted for as a reorganization of entities under common control. Accordingly, the operations of Yu Qiao for the three and nine months ended September 30, 2007 and 2006 were included in the unaudited condensed consolidated financial statements as if the transactions had occurred retroactively.

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
AS OF SEPTEMBER 30, 2007
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

NOTE 5    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2007 consist of the following:

(Unaudited)

Prepaid expenses	$380,264
Deposits paid to suppliers	557,793
Other receivables	275,141
$1,213,198

NOTE 6    OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at September 30, 2007:

(Unaudited)

Beginning balance at January 1, 2007	$10,359,232
Additions to capitalized exploratory well costs on acquisition of Yu Qiao	15,813,486
Additions to capitalized exploratory well costs	8,992,444
Transfer from oil and gas properties under construction	7,890,961
Foreign currency translation difference	1,368,675
44,424,798
Intangible mining rights	13,445
Less: Accumulated depreciation	(6,112,950)
Ending balance at September 30, 2007	$38,325,293

Depreciation expense for the period ended September 30, 2007 was 2,601,561.

As of September 30, 2007, the Company had no costs incurred in unproven oil and gas properties.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 7    OIL AND GAS PROPERTIES UNDER CONSTRUCTION

The following is a summary of oil and gas properties under construction at September 30, 2007:

(Unaudited)

Beginning balance at January 1, 2007	$5,682,384
Additions on acquisition of Yu Qiao	3,273,592
Additions for the period	714,885
Transfer to oil and gas properties	(7,890,961)
Foreign currency translation difference	195,822
Ending balance at September 30, 2007	$1,975,722

NOTE 8    ACCOUNTS PAYABLE

The following is a summary of accounts payable at September 30, 2007:

(Unaudited)

Beginning balance at January 1, 2007	$7,442,423
Additions on acquisition of Yu Qiao	13,794,441
Additions for the period	3,781,456
Ending balance at September 30, 2007	25,018,320
Less: current maturities	8,587,995
Long-term portion	$16,430,325

NOTE 9    RELATED PARTY TRANSACTIONS

a)
Pursuant to an agreement entered into by a stockholder, a related party and the Company on June 29, 2007, the stockholder and the related party unconditionally and irrevocably contributed all of the advances owed by the Company as of March 31, 2007 amounting to $1,746,128 and $5,451,685 respectively to the Company. These contributions were recorded as additional paid-in capital by the Company.

b)	As of September 30, 2007, the Company owed a stockholder of $57,620 for short-term advances. Imputed interest is computed at 7% per annum on the amount due.

c)	As of September 30, 2007, the Company owed two related parties of $126,337 and $13,302 respectively for short-term advances. Imputed interest is computed at 7% per annum on the amounts due.

d)	Total imputed interest expenses recorded as additional paid-in capital amounted to $139,079 for the nine months ended September 30, 2007.

e)	The Company paid a stockholder $9,380 for leased office spaces for the nine months ended September 30, 2007.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 9    RELATED PARTY TRANSACTIONS (CONTINUED)

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
extended to July 2008	$266,042

Note payable to a bank, interest rate of 10.44%
per annum, secured by the Company's properties
due October 2007	399,064

Note payable to a bank, interest rate of 10.44%
per annum, secured by the Company's properties
due November 2007	399,064
1,064,170
Less: current maturities	798,128
Long-term portion	$266,042

  Interest expense for the nine months ended September 30, 2007 was $51,290.

      The note payable of $399,064 due in October 2007 was repaid on October 30, 2007.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 11   COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from two third parties under three operating leases which expire on June 30, 2015, September 20, 2023 and April 10, 2010 respectively at an annual rental of $12,770, $166 and $8,114 respectively.

As of September 30, 2007, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2007	$5,264
2008	21,050
2009	21,050
2010	14,964
Thereafter	59,581
$121,909

(B)  Capital commitment

According to the amended Articles of Association of Song Yuan Technical, the Company has to fulfill registered capital contribution of $1 million. As of September 30, 2007, the Company has fulfilled $490,000 of the registered capital requirement and has outstanding capital contributions of $510,000.

As of September 30, 2007, the Company had capital commitments of $685,000 with certain contractors for the completion of drilling of 10 oil wells under construction.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 14  RECLASSIFICATIONS

Certain reclassifications have been made in the condensed consolidated financial statements for the nine months ended September 30, 2006 to conform to the current period’s presentation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 15  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 to reflect the retroactive effects on acquisition of Yu Qiao as a reorganization of entities under common control.

	September 30,
	2006	September 30,
	(As Previously	2006
Statement of Operations and Comprehensive Income	Reported)	(As Restated)

Net sales	$1,460,412	$3,796,740
Cost of sales	(386,851)	(1,929,639)
Gross profit	1,073,561	1,867,101
Operating expenses	(189,178)	(821,175)
Income from operations	884,383	1,045,926
Other income (expenses)	(166,364)	(305,951)
Net income before taxes and minority interests	718,019	739,975
Income tax expenses	(286,905)	(361,284)
Minority interests	-	3,274
Net income	431,114	381,965
Other comprehensive loss	(28,267)	(8,580)
Comprehensive income	402,847	373,385
Net income per share-basic and diluted	$0.02	$0.01
Weighted average number of shares outstanding
during the period-basic and diluted	18,929,575	28,929,575

	September 30,
	2006	September 30,
	(As Previously	2006
Balance sheet	Reported)	(As Restated)

Current assets	$1,948,921	$2,967,423
Property and equipment	5,456,732	15,664,067
Total assets	7,405,653	18,631,490

Liabilities	5,642,661	14,179,864

Minority interests	-	377,363

Stockholders' equity
Common stock	19,224	29,224
Additional paid-in capital	1,846,913	3,847,208
Deferred stock compensation	-	(162,750)
Retained earnings	9,021	414,159
Accumulated other comprehensive loss	(112,166)	(53,578)
	1,762,992	4,074,263
Total liabilities and stockholders' equity	$7,405,653	$18,631,490

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are engaged in the extraction and production of crude oil in Jilin Province, PRC, through Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) , a wholly-owned subsidiary of the Company’s 100% owned subsidiary Hong Xiang Technical Services Co., Ltd. (“Hong Xiang Technical”) organized and existing under the laws of PRC. The oil field is called Jilin Qian’an Oil Field Zone 112 (“Qian’an 112”), located approximately 9 kilometers southwest of Qian’an City with a total exploration area of 20.7 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Contract”) among PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), Song Yuan City Yu Qiao Oil and Gas Exploration Limited Corp., a corporation organized and existing under the laws of the People’s Republic of China (“Yu Qiao”) and the Company, we have the right to explore, develop (including well logging, drill-stem testing and core sampling) and pump oil at Qian’an 112. Pursuant to the Contract, PetroChina is entitled to 20% of our output in the first ten years and 40% of our output thereafter until the end of the Contract. The Company sells all of its current oil production to PetroChina.

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

Song Yuan Technical owns 100% of the equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”). LongDe was incorporated in May 2003 under the laws of the PRC and is a party to a 20 year exploration contract with PetroChina, pursuant to which LongDe has the right to explore, develop and pump oil at Hetingbao Oilfield 301 located in Song Yuan city, Jiling province, 20 kilometers from Ningjiang district (“Hetingbao 301”). Pursuant to the Contract, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the Contract.

On January 26, 2007, Song Yuan Technical completed the acquisition of 100% of the equity interests of Yu Qiao. Yu Qiao was incorporated on May 24, 2002 as a limited liability company under the laws of the PRC and is a party to the Contract.  Pursuant to the Contract, Yu Qiao has the right to explore, develop and pump oil at Qian’an 112 oilfield, Da 34 oilfield and Gu 31 oilfield in Jilin province, covering a total of 3,207 acres and consists of approximately 46 oil wells. In consideration for this acquisition, the Company, as the 90% owner of Song Yuan Technical, issued to the former shareholder of Yu Qiao, a related party of the Company an aggregate of ten million (10,000,000) shares of the Company’s unregistered common stock. Such shares have a market value of approximately US$3.1 million based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the Closing. As a result of this acquisition, the Company owns 90% of the equity interests of Yu Qiao, through its 90% owned joint venture, Song Yuan Technical.

As a result of the Yu Qiao acquisition, the Oil Lease between Hong Xiang Oil Development and Yu Qiao became unnecessary, as the Company became, effectively, both the lessor and lessee under the lease agreement pertaining to the Qian’an 112 oil fields. In particular, the management fee paid by Hong Xiang Oil Development to Yu Qiao became redundant as both entities are controlled by the Company. In addition, all operations, assets and liabilities of Hong Xiang Oil Development will be transferred to Yu Qiao. As such, on March 19, 2007, the Company dissolved Hong Xiang Oil Development and Hong Xiang Technical as both subsidiaries have no assets other than the lease agreement and are no longer necessary elements of its corporate structure. The Company did not incur any material costs in connection with the dissolution of Hong Xiang Technical and Hong Xiang Oil Development.

The Company is paid the FOB price on the first day of each month established by the Singapore crude oil spot market.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Revenues. Revenues for the quarter ended September 30, 2007 were $5,826,506 compared to $1,413,228 for the quarter ended September 30, 2006, an increase of $4,413,278, or 312%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the three months ended September 30, 2007 was 10,883 tons compared to 2,638 tons for the same quarter in 2006.  The increase in production was mainly because of the new wells being brought into production.

Cost of sales.  Cost of sales increased by 279% from $769,170 for the three months ended September 30, 2006 to $2,917,310 for the three months ended September 30, 2007.  The increase in cost of sales resulted primarily from the increase in production and the payment of oil surcharge.  For the three months ended September 30, 2007, the Company paid an oil surcharge of $848,315 to the PRC government as compared to $180,194 paid for the same quarter in 2006.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.

Operating Expenses. Operating expenses increased by 17% from $247,874 for the three months ended September 30, 2006 to $290,216 for the three months ended September 30, 2007.  The increase is primarily a result of increase in depreciation of fixed assets resulting from increase in number of oil wells in operation and the increase in professional fees paid to the Company's legal counsel and auditors.

Net Income.  Net income increased by 933% from $145,149 for the three months ended September 30, 2006 to $1,499,495 for the three months ended September 30, 2007, primarily as a result of a 312% increase in sales as described above.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Revenues. Revenues for the nine months ended September 30, 2007 were $11,804,007 compared to $3,796,740 for the same period in 2006, an increase of $8,007,267, or 210%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the nine months ended September 30, 2007 was 23,615 tons compared to 7,725 tons for the same period in 2006.  The increase in production was mainly because of the new wells being taken into production.

Cost of sales.  Cost of sales increased by 200% from $1,929,639 for the nine months ended September 30, 2006 to $5,779,601 for the nine months ended September 30, 2007.  The increase in cost of sales resulted primarily from the increase in production and the payment of oil surcharge.  For the nine months ended September 30, 2007, the Company paid an oil surcharge of $1,500,902 to the PRC government while $326,103 was paid to the PRC government for the nine months ended September 30, 2006 as a result of the regulation introduced by the PRC government in June 2006.  Under this regulation, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.

Operating Expenses.  Operating expenses increased by 12.5% from $821,175 for the nine months ended September 30, 2006 to $924,099 for the same period in 2007.  The slight increase is primarily a result of increase in depreciation of fixed assets.

Net Income.  Net income increased by 696% from $381,965 for the nine months ended September 30, 2006 to $3,040,425 for the same period in 2007, primarily as a result of a 210% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had cash and cash equivalents of $311,581, other current assets of $5,638,796 and current liabilities of approximately $13.2 million.  For the nine months ended September 30, 2007, our primary source of liquidity was approximately $9.2 million in net cash provided by operations and approximately $1.3 million in loans made to the Company by related parties.

As of September 30, 2007, the Company’s current liabilities were approximately $13.2 million consisting of approximately $8.6 million in accounts payable primarily comprised of costs related to the drilling of an additional 100 wells in the first three quarters of 2007.  In July 2007, the Company was able to negotiate new payment terms with its primary drilling company, which extends the payment term for each well from over 12 to over 24 months beginning upon completion of the well.  In addition, on June 29, 2007, the Company negotiated an agreement with Mr. Hong Jun Wang, the Company’s Chief Executive Officer and Ms. Guizhi Ju, Mr. Wang’s mother pursuant to which Mr. Wang and Ms. Ju contributed an aggregate of approximately $7.2 million owed by the Company to Mr. Wang and Ms. Ju to the capital of the Company, reducing the Company’s current liabilities by approximately $1.7 million and its long-term liabilities by approximately $5.5 million.

Net cash provided by operating activities was $9,187,144 for the nine months ended September 30, 2007 compared to $1,246,990 for the same period in 2006. The increase is primarily related to an increase in oil production as a result of the addition of 56 producing wells during the period ended September 30, 2007.

Net cash used in investing activities was $10,005,089 for the nine months ended September 30, 2007 compared to $2,426,930 for the same period in 2006. This increase is due to the addition of oil and gas properties of $8,992,444 during the nine months ended September 30, 2007.

Net cash provided by financing activities was $2,066,356 for the nine months ended September 30, 2007 as a result of advances made to the Company by related parties.

While we expect cash provided by operations to continue to increase as additional oil wells come into production, we also expect to continue to require a significant amount of cash to develop existing oil tracts.  Each well costs approximately $320,000 to bring into production and the Company’s business plan contemplates the development of an additional 40 wells over the next 12 months, which will require the Company to spend an additional $3,840,000 as an initial payment with the balance amount of $8.96 million payable over 24 months. As of September 30, 2007, the Company had capital commitments of $685,000 with certain contractors for the completion of drilling of 10 oil wells under construction.

The Company intends to pay for this development and oil wells under construction with cash from operations as well as by raising funds through the sale of equity or debt. The full and timely development and implementation of its business plan and growth strategy will require significant additional resources, and the Company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.  An inability to obtain such funding could slow down or prevent the Company from further development of its oil resources.  The Company intends to explore a number of options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities.  The Company has not yet identified the sources for the additional financing it requires and the Company does not have commitments from any third parties to provide this financing.  The Company might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all.  The Company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan.  The terms of any future debt or equity funding that the Company may obtain in the future may be unfavorable to the Company and to its stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, being September 30, 2007, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.
There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China North East Petroleum Holdings Limited

November 14, 2007	By:	/s/ Wang Hong Jun
Wang Hong Jun
President
(Principal Executive Officer)

/s/ Zhang Yang
November 14, 2007		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)