Form 10-K
period 2007-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2008-03-31
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 000-49846

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED
(Exact Name of Registrant as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

445 Park Avenue
New York, NY 10022
(Address of principal executive office)

Registrant’s telephone number, including area code: (909) 468-1858

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $29,226,787. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 03, 2008, there were 19,224,080 shares of the issuer's common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference
None

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I
	Item 1.	Business

	Item 1A	Risk Factors

	Item 2.	Description of Properties

	Item 3.	Legal Proceedings

	Item 4.	Submission of Matters to a Vote of Security Holders

PART II
	Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Item 6.	Selected Financial Data

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

	Item 8.	Financial Statements and Supplementary Data

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Item 9A (T).	Controls and Procedures

	Item 9B.	Other Information

PART III
	Item 10.	Directors, Executive Officers Corporate Governance

	Item 11.	Executive Compensation

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Item 13.	Certain Relationships and Related Transactions, and Director Independence

	Item 14.	Principal Accountant Fees and Services

	Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1. BUSINESS.

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. We currently operate 157 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage(Gross developed and undeveloped)	Producing Oil Wells	Proved Reserves (Bbls)
Qian’an 112	5,115	133	1,963,319
Daan 34	2,298	7	168,335
Gudian 31	1,779	6	62,533
Hetingbao 301	2,471	11	274,637

Organizational History

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

During 2004, we acquired a 100% ownership in Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”), and Hong Xiang Technical in turn acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), which was engaged in the exploration and production of crude oil in the Jilin region of the PRC.

As a result of the Yu Qiao acquisition discussed below, all operations, assets and liabilities of the Company’s subsidiary Hong Xiang Oil Development were transferred to Yu Qiao on March 19, 2007. Since Hong Xiang Oil Development and Hong Xiang Technical were no longer necessary elements of the Company’s corporate structure, and they were liquidated and dissolved.

PetroChina Oil Leases

Pursuant to a 20-year exclusive Cooperative Oil Lease (the “Oil Lease”), among PetroChina Group, Yu Qiao and the Company, entered into in May 2002, the Company has the right to explore, develop and produce oil at Qian’an 112 Oilfield. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee.

LongDe is a party to a 20-year contract with PetroChina Group entered into in May 2003, pursuant to which LongDe has the right to explore, develop and produce oil at the Hetingbao 301 oilfield in the PRC. Pursuant to such between PetroChina and LongDe, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the contract.

As the controlling shareholder of Yu Qiao, the Company has the rights to extract and develop Qian’an 112 and other oil fields under contracts that Yu Qiao has entered into with PetroChina. These oilfields include the Daan 34 oilfield and Gudian 31 oilfield in Jilin Province.

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hong Jung (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of Song Yuan North East Petroleum Technical Service Co. Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. The Company owns a 90% equity interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% equity interest in Song Yuan Technical.

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in Long De in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical additionally acquired an additional 20% equity interest in LongDe, of which it acquired a 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai Chang Shan holding the remaining 10% in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

Acquisition of Yu Qiao

On January 26, 2007, the Company, through its 90% owned subsidiary Song Yuan Technical, acquired beneficial ownership of all of the interests in Yu Qiao from Ms. Ju. In consideration for such acquisition, the Company issued to Ms. Ju an aggregate of 10 million shares of its common stock (the “Acquisition Shares”), having a market value of approximately U.S.$3.1 million. However, on June 29, 2007, the Company, Mr. Wang and Ms. Ju entered into an agreement pursuant to which, among other things, all of the Acquisition Shares were contributed to the Company.

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, the former owners of Yu Qiao, Wang Pingwu and Meng Xiangyun, held 10%, and 20% of the equity interests, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical. The laws of the PRC govern the agreements by which the Company acquired Yu Qiao and by which the former owners of Yu Qiao hold equity interests in trust. See “Regulations Affecting Our Business” under “Risk Factors.” Subsequently, on March 17, 2008, Song Yuan Technical acquired from Meng Xiangyun the 20% equity interest which he had held in Yu Qiao. Accordingly, Song Yuan Technical currently directly holds a 90% equity interest in Yu Qiao, while Wang Pingwu continues to hold a 10% equity interest in Yu Qiao in trust for the benefit of Song Yuan Technical. Thus the Company, through Song Yuan Technical, currently effectively controls 90% of the equity interests in Yu Qiao, while the remaining 10% equity interests in Yu Qiao is effectively controlled by Ms. Ju.

Oil and Gas Properties and Activities

As at the end of 2007, the Company had a total of 157 producing wells, including 133 producing wells at the Qian’an 112 oilfield, 11 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 6 producing wells at the Gudian 31 oilfield. There were 103 traditional sucker-rod pumping machines in operation.

All of the Company’s crude oil production is sold to the Jilin Refinery of PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away, the Hetingbao 301 oilfield is three kilometers away, the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to the international crude oil spot market price on the first day of every month. The price is FOB the Jilin Refinery.

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes of crude oil for the last two fiscal years.

	2007		2006
China		(Bbls)
Crude Oil	267,516		90,520

Proved Reserves

As of December 31, 2007, total proven reserve was 2,468,824 barrels of crude oil. The Qian’an 112 Oilfield had proven reserve of 1,963,319 barrels. The Hetingbao 301 Oilfield had proven reserve of 274,637 barrels. The Gudian 31 Oilfield had proven reserve of 62,533 barrels, and the Daan 34 Oilfield had proven reserve of 168,335 barrels.

Proved reserve estimates were made as of December 31, 2007 by Ralph E. Davis Associates Inc., an independent worldwide petroleum consultant based in Houston TX. Ralph E. Davis Associates Inc. conducted a study of each of the aforementioned oilfields in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2007 and 2006 (restated) are contained in the Supplemental Information on Oil and Gas Exploration and Production Disclosures— Unaudited (Supplemental Information) in the CNEH Consolidated Financial Statements (Consolidated Financial Statements) under Item — 7 of this Form 10-K.

Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates under Item 7 of this Form 10-K for additional information on the Company’s proved reserves.

The following table shows the Company’s annual average sales prices and average production costs. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Additional detail of production costs is contained in the Supplemental Information under Item 7 of this Form 10-K.

	2007	2006
Qian’an 112 Oilfield
Average annual sales price per barrel	$70.03	$64.45
Aggregate annual sales	$18,466,325	$4,686,747
Average annual production cost per barrel equivalent	$10.5	$12.41

Hetingbao 301 Oilfield	2007	2006

Average annual sales price per barrel	$70.03	$64.45
Aggregate annual sales	$797,696	$442,466
Average annual production cost per barrel equivalent	$16.05	$9.32

Daan 34 Oilfield	2007	2006

Average annual sales price per barrel	$70.03	$64.45
Aggregate annual sales	$177,231	$140,777
Average annual production cost per barrel equivalent	$10.5	$13.32

Gudian 31 Oilfield	2007	2006

Average annual sales price per barrel	$70.03	$64.45
Aggregate annual sales	$40,817	$51,915
Average annual production cost per barrel equivalent	$10.5	$13.32

Drilling Programs

During 2007, the Company drilled 60 new productive wells at the Qian’an 112 oilfield, 5 new productive wells at the Hetingbao 301oilfield, 1 new productive well at the Daan 34 oilfield, and 1 new productive well at the Gudian 31 oilfield.

Drilling Statistics

The following table shows the results of the oil and gas wells drilled and tested:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2007	0	0	0	157	0	157	157
2006	0	0	0	90	0	90	90

Properties and Leases

The following schedule shows the number of developed leases, undeveloped lease and fee mineral acres in which the Company held interests at December 31, 2007:

	Developed Lease (1)		Undeveloped Lease (2)
Property	Gross	Net	Gross	Net

Qian’an 112	2894	2316	1275	1020
Hetingbao 301	475	380	432	346
Daan 34	173	139	497	398
Gudian 31	130	104	238	190

(1)
Developed Proved Acres means the acres assigned to each existing well. Total proved producing wells are 157. Each of the Company’s proved developed locations is assigned to approximately 300 square meters or 21.6 acres.

(2)	Undeveloped Proved Acres means the acres assigned to each proved undeveloped location. Each of the Company’s proved undeveloped locations is assigned to approximately 300 square meters or 21.6 acres.

Marketing and Sales

Currently, all of the Company’s crude oil production is sold to PetroChina’s Jilin Refinery. We do not expect the Company to have any other customers during the next twelve months. As restricted by contract with PetroChina, we could not sell any crude oil to any other customer. PetroChina pays the Company the International spot price as of the first day of each calendar month.

Employees

We currently employ 312 people, of which 63 are in management and 249 are site workers. All employees are located in Northern China. Most of them are highly educated, including senior engineers and specialists with bachelors or masters degrees. None of our employees belong to a union nor are any employed pursuant to any collective bargaining agreement or similar agreement. We believe that relationships with our employees are satisfactory.

Regulations

Restrictions on Foreign Ownership in the Oil and Gas Industry

The principal regulation governing foreign ownership of oil and gas companies in China is the “Regulations on Mergers and Acquisitions of Domestic Enterprises by the Foreign Investors” issued by Ministry of Commerce, Foreign Investment Administration, Stock Exchange Committee (September 2006). Currently, qualified foreign investors cannot own 100% of an oil and gas company in China. The foreign investors’ equity holding ratios are subject to the approval of relevant government authorities.

As we understand that any foreign investment in China should be subject to the approval of the Ministry of Commerce and approvals of other authorities (if applicable).

As a result of the rules and regulations described above, we conduct our businesses in China through Yu Qiao and Wang Pingwu, who holds the equity interests of Yu Qiao in trust for the Company and LongDe and Ai ChangShan, who holds the equity interests of LongDe in trust for the Company. We have entered into contractual arrangements with Wang Pingwu and Ai ChangShan pursuant to which we believe, based on the advice of PRC legal counsel, that:

•	we are able to exert effective control over Yu Qiao and LongDe;
•	substantially all of the economic benefits of Yu Qiao and LongDe will be transferred to us; and
•	our 90% owned joint venture, Song Yuan Technical, has an exclusive option to purchase all or part of the equity interests in Yu Qiao and LongDe to the extent permitted by PRC law.

The Company further believes, based on the advice of PRC legal counsel, that:

•	the ownership structure of Yu Qiao and LongDe are in compliance with existing PRC laws and regulations;
•
the contractual arrangements among Song Yuan Technical, Yu Qiao, Wang Pingwu, LongDe and Ai ChangShan are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect; and

•	the PRC business operations of Song Yuan Technical and Yu Qiao and LongDe as described in this annual report, are in compliance with existing PRC laws and regulations in all material respects.

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

Special Oil Fees

In June 2006, the PRC government imposed a new regulation on all oil and gas producers. Under this new regulation, all oil and gas producers are subject to a mandatory special oil fee. The fee is calculated based on the per barrel selling price of crude oil received by the producer. If the selling price of crude oil received by the producer exceeds $40 per barrel, the special oil fee is 20% of that portion of the selling price that exceeds $40 per barrel. If the selling price of the crude oil exceeds $60 per barrel, the special oil fee is 40% of the portion of the selling price that exceeds $60 per barrel. As a result of this new regulation, the Company paid additional special oil fees of $2,857,376 to the PRC government during 2007. The Company will be required to continue to pay these special oil fees to the PRC government if the selling price of crude oil remains above $40 per barrel and these special oil fees will increase to the extent that crude oil prices continue to rise.

Competition

By virtue of our binding contractual agreements with PetroChina Group as described above, we have no competitor with respect to the extraction and production of crude oil from the oilfields where we operate.

ITEM 1A. RISK FACTORS

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

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. We sell to one customer, PetroChina, and we are paid a price per barrel equal to the international crude oil spot market price on the first day of every month. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The lower prices may reduce the amount of crude oil that we can economically produce.

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

Although the Company currently has no plans to raise additional capital, the Company may need to raise additional capital to fully deploy wells onto its oilfields or to make acquisitions. There can be no assurance that we will be able to raise sufficient capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to fully develop or exploit our existing oil reserves, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

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

Reserve degradation and depletion

Our profitability depends substantially on our ability to exploit our oil reserves at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being drilled at costs comparable to those characteristics of the depleting oil field. We may in the future acquire oil reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at our existing oil fields and at oil fields that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines.

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

Our acquisitions of LongDe and Yu Qiao were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in oil and gas industries and such structures may limit our control with respect to such entities.

PRC rules and regulations do not allow foreign investors to directly own 100% of a domestic oil and gas business. As such, we are ineligible to own directly 100% a domestic oil and gas business in China. We acquired Hong Xiang Oil Development through Hong Xiang Technical, our 100% owned subsidiary. We acquired a majority interest of LongDe and Yu Qiao through Song Yuan Technical, our 90% owned joint venture incorporated in the PRC. Our acquisition of Yu Qiao is currently provided through a trust arrangement with a PRC citizen designated by PetroChina, a government owned entity; pursuant to which they agree to hold 10% securities of Yu Qiao for the benefit of Song Yuan Technical in compliance with the applicable law of the PRC. However, pursuant to the trust agreement, they agree, among other things, to (i) vote the securities as directed by Song Yuan technical, (ii) deliver all payments, distributions and other economic benefits received with respect to the securities to Song Yuan Technical, (iii) not transfer or encumber the securities without the consent of Song Yuan Technical and (iv) to transfer the securities to Song Yuan Technical as soon as permissible under the laws of the PRC.

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

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our company must attest to and report on management’s assessment of the same. Even if our management attests to our internal control measure to be effective, our independent registered public accountants may not satisfy with our internal control structure and procedures. We cannot assure possible outcomes about the conclusion of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact to our stock market price.

ITEM 2 PROPERTIES

China North East Petroleum’s principal headquarters are located in Song Yuan City, in the People’s Republic of China. The Company leases an approximately 7,747 square foot facility for approximately $12,294 per year that expires in June 30, 2015. These headquarters house all of our administrative and clerical staff. The Company also leases an approximately 26,910 square foot facility as its production base for $160 per year that expires in September 20, 2023.

The Company’s crude oil exploration and production operations are conducted on property which is located in the Jilin Oil Region.

The Company also has an office located at the Qian’an 112 Oilfield. The Company owns the buildings although the land is leased pursuant to the Oil Lease. Actual oil exploration and production operations are controlled from this office and housing is provided for up to 60 workers. The Company pays no rent for use of this space. In addition the Company has no written agreement or formal arrangement pertaining to the use of this space. No other businesses operate from this office.

The Company does not have an office located in the Hetingbao 301, Daan 34 or Gudian 31 Oilfields.

The Company has no current plans to occupy any additional office space.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2007, the Company filed a complaint in the Third Judicial District Court in and for Salt Lake County, State of Utah, naming Topworth Assets Limited ("Topworth") as the principal defendant.  The Company asserted conversion, unjust enrichment, breach of warranty, fraud, and for declaratory relief causes of action.  The actions arise out of the issuance of 3,715,000 shares of the Company's stock to Topworth in or about early 2004.  The Company was able to recover from Topworth 2,715,000 of these shares shortly after their issuance, and now contends it is entitled to recover the remaining 1,000,000 shares because Topworth received all the stock by fraud.  The Company sought and obtained an injunction preventing Topworth's transfer of this disputed stock.

In response to the Company's complaint and the issuance of the injunction against it, Topworth filed an answer to the complaint and a counterclaim against the Company, Wei Guo Ping, and Wang Hong Jun on December 11, 2007.  Topworth asserts various legal theories that contend it performed consulting services to the Company; was entitled to all of the disputed stock as compensation for services; and was improperly required to return some of the disputed stock to the Company.

Overall, the principal parties seek recovery of the ownership or value of all the shares of stock the Company contends were fraudulently issued to Topworth.   All of the disputed shares are currently deemed to be issued and outstanding. The Company intends to vigorously pursue its claims for recovery against Topworth and to defend against the counterclaim of Topworth.

We know of no other material, active or pending legal proceedings against our company, and, other than as disclosed above, we are not involved as a plaintiff in any other material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

CNEH common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “CNEH.OB”. As of March 26, 2008, CNEH had approximately 87 holders of record. Presented below is the high and low bid information of CNEH’s common stock for the periods indicated. The source of the following information is Merrill Lynch. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2007:
First Quarter	$0.39	$0.31
Second Quarter	$0.50	$0.30
Third Quarter	$4.24	$0.37
Fourth Quarter	$4.12	$2.0
FISCAL YEAR ENDING DECEMBER 31, 2006:
First Quarter	$.84	$.20
Second Quarter	$.55	$.35
Third Quarter	$.45	$.25
Fourth Quarter	$.51	$.22

EQUITY COMPENSATION PLAN INFORMATION

The Company issued no options, warrants or other rights to acquire the Company’s securities during 2007.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. We currently operate 157 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage (Gross developed and undeveloped)	Producing Oil Wells	Proved Reserves (Bbls)
Qian’an 112	5,115	133	1,963,319
Daan 34	2,298	7	168,335
Gudian 31	1,779	6	62,533
Hetingbao 301	2,471	11	274,637

The following chart illustrates our company’s organizational structure.

Organizational History

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

During 2004, we acquired a 100% ownership in Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”), and Hong Xiang Technical in turn acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”), which was engaged in the exploration and production of crude oil in the Jilin region of the PRC.

As a result of the Yu Qiao acquisition discussed below, all operations, assets and liabilities of the Company’s subsidiary Hong Xiang Oil Development were transferred to Yu Qiao on March 19, 2007. Since Hong Xiang Oil Development and Hong Xiang Technical were no longer necessary elements of the Company’s corporate structure, and they were liquidated and dissolved.

PetroChina Oil Leases

Pursuant to a 20-year exclusive Cooperative Oil Lease (the “Oil Lease”), among PetroChina Group, Yu Qiao and the Company, entered into in May 2002, the Company has the right to explore, develop and produce oil at Qian’an 112 Oilfield. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee.

LongDe is a party to a 20-year contract with PetroChina Group entered into in May 2003, pursuant to which LongDe has the right to explore, develop and produce oil at the Hetingbao 301 oilfield in the PRC. Pursuant to such between PetroChina and LongDe, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the contract.

As the controlling shareholder of Yu Qiao, the Company has the rights to extract and develop Qian’an 112 and other oil fields under contracts that Yu Qiao has entered into with PetroChina. These oilfields include the Daan 34 oilfield and Gudian 31 oilfield in Jilin Province.

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hong Jung (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of Song Yuan North East Petroleum Technical Service Co. Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. The Company owns a 90% equity interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% equity interest in Song Yuan Technical.

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in Long De in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical additionally acquired an additional 20% equity interest in LongDe, of which it acquired a 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai ChangShan holding the remaining 10% in trust for in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

Acquisition of Yu Qiao

On January 26, 2007, the Company, through its 90% owned subsidiary Song Yuan Technical, acquired beneficial ownership of all of the interests in Yu Qiao from Ms. Ju. In consideration for such acquisition, the Company issued to Ms. Ju an aggregate of 10 million shares of its common stock (the “Acquisition Shares”), having a market value of approximately U.S.$3.1 million. However, on June 29, 2007, the Company, Mr. Wang and Ms. Ju entered into an agreement pursuant to which, among other things, all of the Acquisition Shares were contributed to the Company.

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, the former owners of Yu Qiao, Wang Pingwu and Meng Xiangyun, held 10%, and 20% of the equity interests, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical. The laws of the PRC govern the agreements by which the Company acquired Yu Qiao and by which the former owners of Yu Qiao hold equity interests in trust. See “Regulations Affecting Our Business” under “Risk Factors.” Subsequently, on March 17, 2008, Song Yuan Technical acquired from Meng Xiangyun the 20% equity interest which he had held in Yu Qiao. Accordingly, Song Yuan Technical currently directly holds a 90% equity interest in Yu Qiao, while Wang Pingwu continues to hold a 10% equity interest in Yu Qiao in trust for the benefit of Song Yuan Technical. Thus the Company, through Song Yuan Technical, currently effectively controls 90% of the equity interests in Yu Qiao, while the remaining 10% equity interests in Yu Qiao is effectively controlled by Ms. Ju.

Oil and Gas Properties and Activities

As at the end of 2007, the Company had a total of 157 producing wells, including 133 producing wells at the Qian’an 112 oilfield, 11 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 6 producing wells at the Gudian 31 oilfield. There were 103 traditional sucker-rod pumping machines in operation.

All of the Company’s crude oil production is sold to the Jilin Refinery of PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away, the Hetingbao 301 oilfield is three kilometers away, the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to the international crude oil spot market price on the first day of every month. The price is FOB the Jilin Refinery.

CONSOLIDATED RESULTS OF OPERATIONS

The Company is paid by PetroChina base on the crude oil price in the international commodity market. Prices in 2007 averaged RMB 3,937 per ton or approximately $70.03 per barrel, which represents an increase of 8.7% over 2006.

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

Comparing Fiscal Years Ended December 31, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending as of December 31, 2007 and December 31, 2006.

	2007	2006
Revenues, net	$19,482,069	$5,321,905
Cost and Expenses	$10,236,486	$3,957,655
Income from Operations	$9,245,583	$1,364,250

Revenues. Revenues for 2007 increased to $19,482,069 from $5,321,905 in 2006 as a result of the increase in oil production and higher oil price. During the whole year, the Company drilled 67 new oil wells in the four oilfields which are owned by the Company. Total number of producing wells increase from 90 in 2006 to 157 in 2007, a total increase of 74%. These new wells increased the production in 2007 by 196% compared with the same periods in 2006. Total oil production for 2007 was 267,516 barrels, or approximately a 196% increase, as compared to 90,520 barrels in the same period in 2006. Oil prices in 2007 averaged RMB 3,937per ton or approximately $70.03 per barrel, which represents an increase of 8.7% over 2006.

Oilfield	2007 wells	2006 wells	2007 Production	2006 Production
Qian’an112	133	73	253,116	80,306
Hetingbao 301	11	6	11,318	6,642
Gudian31	6	5	502	962
Daan 34	7	6	2,580	2,610
Total	157	90	267,516	90,520

Company	2007 wells	2006 wells	2007 Production	2006 Production
Yu Qiao	146	84	256,198	83,878
LongDe	11	6	11,318	6,642

Cost of sales. Cost of sales increased by 228% from $2,723,477 for the year ended December 31, 2006 to $8,941,976 for the year ended December 31, 2007. The increase in cost of sales resulted primarily from the increased producing wells and higher production in 2007. During 2007, with the addition of LongDe and Yu’Qiao, our total number of producing wells increased from 90 in 2006 to 157 in 2007, a total increase of 74%. Higher production also leaded a increase of Special Oil Surcharge. The company paid a special oil surcharge of $2,857,376 to the PRC government while $560,584 was paid to PRC government for the same period in 2006. In addition, depreciation of oil and gas properties were increased by 234% to $3,562,265 in 2007, compared to $1,067,335 in the same period in 2006 by the result of increase in producing wells.

Operating Expenses. Operating expenses increased by 5% from $1,234,178 for the year ended December 31, 2006 to $1,294,510 for the year ended December 31, 2007. The increase in operating expenses resulted primarily from the higher depreciation due to the increased fixed assets. During 2007, the Company paid approximately $108,500 for consulting service in connection with its first full year as a U.S. public traded company, as compared with $81,375 in 2006.

General and administrative expenses. General and administrative expenses remained almost same for two years, with $880,161 for 2007 and $884,778 for 2006. We expect the general and administrative expense will grow in 2008, as we plan to increase our production with the acquisition of Yu Qiao and engage in potential financing activities.

Net Income. The Company’s net income increased by 439% to $5,132,581 for the year ended December 31, 2007, compared to $952,395 for the year ended December 31, 2006. The increase in net income was primarily due to the increase in revenues and higher crude oil price.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had cash and cash equivalents of $74,638, other current assets of $5,902,584 and current liabilities of $10,713,944. For the year ended December 31, 2007, our primary source of liquidity was $9,503,642 in net cash provided by operations and $4,286,530 in loans made to the Company by related parties.

As of December 31, 2007, the Company’s current liabilities were $10,713,944 consisting of $6,580,930 in accounts payable primarily comprised of costs related to the drilling of an additional 67 wells in the whole year of 2007. In July 2007, the Company was able to negotiate new payment terms with its primary drilling company, which extends the payment term for each well from over 12 to over 24 months beginning upon completion of the well. In addition, on June 29, 2007, the Company negotiated an agreement with Mr. Hong Jun Wang, the Company’s Chief Executive Officer and Ms. Guizhi Ju, Mr. Wang’s mother pursuant to which Mr. Wang and Ms. Ju contributed an aggregate of approximately $7.2 million owed by the Company to Mr. Wang and Ms. Ju to the capital of the Company, reducing the Company’s current liabilities by approximately $1.7 million and its long-term liabilities by approximately $5.5 million.

Net cash provided by operating activities was $9,503,642 for the year ended December 31, 2007 compared to $16,291,534 for the year 2006. The decrease is primarily related to a decrease in account payable as a result of the addition of 67 producing wells during the year.

Net cash used in investing activities was $12,334,036 for the year ended December 31, 2007 compared to $19,181,324 for the year 2006. The decrease is primarily a result of decrease in the oil and gas properties under construction.

Net cash provided by financing activities was $4,362,473 for the year ended December 31, 2007 as a result of advances made to the Company by related parties.

While we expect cash provided by operations to continue to increase as additional oil wells come into production, we also expect to continue to require a significant amount of cash to develop existing oil tracts. Each well costs approximately $320,000 to bring into production and the Company’s business plan contemplates the development of an additional 100 wells over the next 12 months, which will require the Company to spend an additional $3,840,000 as an initial payment with the balance amount of $28.16 million payable over 24 months.

The Company intends to pay for this development with cash from operations as well as by raising funds through the sale of equity or debt, including the financing described below under the caption “Material Subsequent Events”. The full and timely development and implementation of its business plan and growth strategy will require significant additional resources, and the Company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all. An inability to obtain such funding could slow down or prevent the Company from further development of its oil resources. The Company intends to explore a number of options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities. The Company has not yet identified the sources for the additional financing it requires and the Company does not have commitments from any third parties to provide this financing. The Company might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all. The Company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control. We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan. The terms of any future debt or equity funding that the Company may obtain in the future may be unfavorable to the Company and to its stockholders.

Capital Commitment

Pursuant to the Joint Venture Agreement, the Company is obligated to contribute $1 million as registered capital of Song Yuan Technical. On October 8, 2006, the Company made a capital contribution of $490,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests. The remaining $510,000 of was contributed by the Company on March 4, 2008.

As of December 31, 2007, the Company had capital commitments of $1,780,000 with a contractor for the completion of drilling of 19 oil wells under construction

Inflation

Inflation did not have a material impact on our business in 2007 other than the increase in oil price received as discussed above.

Material Subsequent Events

On February 28, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lotusbox Investments Limited (the “Investor”).  Pursuant to which, the Company agreed to issue to the Investor a 8.00% Secured Debenture due 2012 (the “Debenture”) in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company’s common stock at an initial exercise price equal to $0.01 per share (“Class A Warrants”), (ii) 1,500,000 shares of the Company’s common stock at an initial exercise price equal to $3.20 per share (“Class B Warrants”) and (iii) 2,100,000 shares of the Company’s common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company.

As of March 25, 2008, the Company has received net proceeds of $13,815,500 from the sale of the Debentures. The Company intends to use the net proceeds to fund drilling operations, to increase production and for general working capital purposes.

At the closing of the transaction, the Company entered into:

·	A 8.00% Secured Debenture due 2012;
·	A registration rights agreement covering the shares of common stock issuable upon exercise of the Class A, Class B and Class C Warrants;
·	A share pledge agreement whereby the Company granted to the Investor a pledge on 66% of the Company’s equity interest in Song Yuan Technical as collateral to secure the Debenture;
·	A security agreement whereby the Company granted to the Investor a security interest in certain properties of the Company as collateral to secure the Debenture; and
·
An option agreement whereby the Company grants the Investor an option to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value, which option will vest immediately on the date following the occurrence of an event of default which results in the acceleration of the Debenture.

In addition, Hongjun Wang, President and Chief Executive Officer of the Company, executed a pledge agreement whereby Mr. Wang, personally pledged 6,732,000 shares of common stock in the Company as collateral to secure the Debenture.

Hong Jie Ltd. acted as the financial consultant for this transaction and is entitled to receive a cash fee equal to 6.5% of the aggregate principal amount of the Debenture and warrants to purchase up to (i) 120,000 shares of common stock in the Company on the same terms as the Class A Warrants, (ii) 150,000 shares of common stock in the Company on the same terms as the Class B Warrants and (iii) 210,000 shares of common stock in the company on the same terms as the Class C Warrants.

The Debenture will mature on February 27, 2012.  The Company is required to make payments on the principal amount of the Debenture as follows:

Repayment Date	Repayment of Principal Amount
6 months from the issue date	$750,000
12 months from the issue date	$750,000
18 months from the issue date	$1,875,000
24 months from the issue date	$1,875,000
30 months from the issue date	$3,375,000
36 months form the issue date	$3,375,000
42 months from the issue date	$1,500,000
48 months from the issue date	$1,500,000

The Company has the option to redeem the Debenture at any time after the second anniversary of the issue date of the Debenture by prepaying 100% of the then outstanding principal amount of the Debenture, all accrued but unpaid interest and all other amounts due in respect of the Debenture.  If any portion of the payment pursuant to such redemption is not be paid by the Company, interest will accrue thereon at an interest rate equal to the lesser of 18% per annum and the maximum rate permitted by applicable law until such amount is paid in full.

Interest on the then outstanding principal amount of the Debenture will accrue at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issue date.

The Debenture requires the Company to pay interest at the rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law if certain events of default occur, including but not limited to, the event where the Company has not obtained a listing of its common stock on the Nasdaq Stock Market or the American stock Exchange by one year anniversary of the issue date of the Debenture and use its best efforts to maintain such listing continuously thereafter as long as the Debenture is outstanding.

The Debenture limits the Company’s ability to incur debt and enter into transactions with affiliates, among other things.

Upon an event of default, the Investor will have the right to require that the Company pay any portion or all principal and accrued interest on the Debenture with 10 days' prior written notice to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 of which the effective date delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF or Task Force) in Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements . The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent . The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock , should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements exiting at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A. QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are attached to this Annual Report on Form 10-K as Appendix A. The report of Company’s Independent Auditor appears at Page F-1 through F-2 hereof, the Financial Statements of the Company appear at Page F-3 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report."

Changes In Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Wang Hong Jun	37	President and Chairman of the Board
Wei Guo Ping	41	Director
Yu Li Guo	36	Director
Zhang Yang	27	Chief Financial Officer
Jiang Chao	29	Secretary

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

WANG HONG JUN has served as Chairman and President of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. Mr. Wang has over 15 years experience in the business management and oil industry experience. Before he joined the company, Mr. Wang worked for Jilin Oil Field and Drilling Company as an Executive with the responsibility of overseeing operations and coordinating various projects.

WEI GUO PING has served as a Director of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. From 1991 to 1997, Mr. Wei was the Executive Officer for the Government Office of Heilongjiang Province where he was responsible for evaluation and approval of business projects. From 1997 to 2002, he was General Manager of Shui Tak Chemical Company Limited and was responsible for handling day-to-day operations and strategic planning. Mr. Wei received a bachelor degree from the Heilongjiang Petrochemical Institute.

ZHANG YANG has served as Chief Financial Officer of the Company since January 2006. Prior to CNEH, Mr. Zhang served as Controller of Harbin Gloria Inn from 2004 to 2005. Mr. Zhang received a Business degree in 2001, from London College of International Business Study and a degree in Accounting from London South Bank University. Mr. Zhang is a candidate member under the Association of Chartered Certified Accountants (ACCA).

JIANG CHAO has served as Secretary of the Company since January 2006. Prior to joining CNEH, from 2004 to 2005, Mr. Jiang served as a Financial Manager at Songzai International Holding Group, Inc., a Nevada corporation engaged in the coal mining business. Mr. Jiang holds a Master’s degree in International Business Management from University of Surrey (UK) and received Business degree from University of Bradford (UK) and Heilongjiang University (China).

YU LI GUO has served as Director of the Company since June 2005. In 2003, Mr. Yu was elected a director of Harbin Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of Hong Xiang Petroleum Group Limited. From 2000 to 2003, Mr. Yu was employed by Jilin Yong Ji Telecommunication Company as General Manager. Prior, Mr. Yu was employed by the Department of Industrial & Commercial Bank of China as Vice Manager of Human Resources from 1997 to 2000. Mr. Yu received a bachelor degree in International Finance from Jilin Financial College.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Corporate Governance Matters

The Company intends to appoint independent directors to its board of directors during fiscal 2008, and to create an audit committee and compensation committee of its board.

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

Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We intend to establish an audit committee in 2008 if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our Board of Directors consists of three members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include ”independent” directors. None of the members of the board of directors is “independent” as defined under the rules of the NASDAQ Stock Market.

Audit Committee Financial Expert. Our Board of Directors has determined that it does not have a member that qualifies as an “audit committee financial expert”, nor one who is “independent”, in each case as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. We intend to establish a compensation committee in 2008 if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth information concerning compensation paid to the chief executive officer and two of our most highly compensated officers of the Company. None of the Company’s other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in the last fiscal year.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wang Hong Jun, President, and Chairman of the Board	2007	5,922	$0	$0	$0	0	$0	$0	5,922
	2006	3,002	$0	$0	$0	0	$0	$0	3,002

Zhang Yang, Chief Financial Officer	2007	6,580	0	0	0	0	0	0	6,580
	2006	3,075	0	0	0	0	0	0	3,075

Jiang Chao	2007	12,000	0	0	0	0	0	0	$12,000
	2006	12,000	0	0	0	0	0	0	$12,000

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of one U.S. dollar to RMB 7.2946 for year 2007 and one U.S. dollar to RMB 7.8041 for year 2006.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s officers and directors as at the fiscal year end, December 31, 2007. No employee, director, or executive officer has been granted any option or stock appreciation rights, options awards and stock awards, accordingly, no tables relating to such items have been included within this Item.

Directors Compensation

The non-employee directors received compensation in cash in connection with their service on the Board of Directors during the years ended December 31, 2007. Yu Li Guo and Wei Guo Ping each received $4,935 (RMB 36,000) during 2007. Wang Hong Jun did not receive any compensation for his service on the Board during 2007. The only compensation received by Wang Hong Jun was his salary disclosed above.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Hong Jun	0	0	0	0	0	0	0
Wei Guo Ping	4,935						4,935
Yu Li Guo	4,935	0	0	0	0	0	4,935

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of one U.S. dollar to RMB 7.2946 for year 2007.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 03, 2008 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 19,224,080 shares of common stock outstanding, as of March 03, 2008.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In
Common Stock

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS OF STOCK OUTSTANDING

Officers and Directors
Wang Hong Jun	6,732,000	35.02%
Zhang Yang	0	0.0%
Wei Guo Ping	2,000	0.01%
Yu Li Guo	0	0.00%
Jiang Chao	0	0.0%

All Officers and Directors as a Group (five persons)	6,734,000	35.03%

5% Beneficial Owners
N/A

(1)	Unless otherwise indicated, the address of the stockholders is 445 Park Avenue, New York, NY 10022.

(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of March 03, 2008.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are no transactions presently proposed, except as follows:

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

b)
On January 26, 2007, Song Yuan Technical entered into an agreement with a related party and certain third parties who are stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company will issue to the related party an aggregate of 10,000,000 shares of the Company’s common stock (“the Acquisition Shares”) having a fair value of $3,100,000.

On June 29, 2007, the Company and the related party entered into an agreement pursuant to which the related party unconditionally and irrevocably contributed the Acquisition Shares to the Company. The contribution of the Acquisition Shares was recorded as additional paid-in capital by the Company.

c)
In 2007 and 2006, the Company owed a related party $3,118,085 and $4,255,441 respectively for advances made without fixed repayment terms. Imputed interest expense is computed at 7% and 6% per annum on the amount due respectively.

d)
In 2007 and 2006, the Company owed a related party $13,672 and $12,806 respectively which is repayable on demand. Imputed interest expense is computed at 7% and 6% per annum on the amount due respectively.

e)	In 2007, the Company owed a related party $14,364 which is repayable on demand. Imputed interest expense is computed at 7% per annum on the amount due.

f)	In 2006, a related party owed the Company $64,031 which is interest free and repayable on demand.

g)	In 2006, the Company owed a related party $43,029 which is repayable on demand. Interest is charged at 24% per annum. Interest expense paid for the year ended December 31, 2006 was $351.

h)
In 2007 and 2006, the Company owed a stockholder $123,105 and $1,656,935 respectively which is repayable on demand. Imputed interest expense is computed at 7% and 6% per annum on the amount due respectively.

i)	Total imputed interest expenses recorded as additional paid-in capital amounted to $200,165 and $349,393 for the years ended December 31, 2007 and 2006 respectively.

j)	The Company paid a stockholder $12,603 and $12,027 for leased office spaces for the years ended December 31, 2007 and 2006 respectively.

k)
On April 3, 2006, the Company issued 700,000 shares of common stock to a related party for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000.

Indemnification Agreements

None.

Director Independence

None of the members of the board of directors is “independent” as defined under the rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy C.H. Cheung & Co., Certified Public Accountants, is our independent auditors engaged to examine our financial statements for the fiscal years ended December 31, 2006 and December 31, 2007. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy C.H. Cheung & Co. for the fiscal years ended December 31, 2007 and December 31, 2006.

	Years Ended December 31
	2007	2006
Audit Fees	100,000	69,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-

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

All Other Fees

This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1
Distribution Agreement between Draco Holding Corporation and Jump’n Jax, dated April 30, 2004, is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2004.

2.2
Agreement for Share Exchange dated as of March 29, 2004, by and among Draco Holding Corp., Hong Xiang Petroleum International Holdings, Ltd., and the shareholders of Hong Xiang is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2004.

3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	By-laws are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.3	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant’s Information Statement on Form 14C filed with the SEC on May 26, 2004.
4.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on February 27, 2006.
4.2	8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.3	Form of Series A and C Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.4	Form of Series B Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
10.1
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.2
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.3
Warranty Deed between Lien holder: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Mortgager: Wang Hongjun, Sun Jishuang is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.4
Guarantee Contract between Creditor: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Assurer: Songyuan City Hongxiang Petroleum Technical Services Co., Ltd is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.5
Qian-112 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company; Song Yuan City Yu Qiao Oil and Gas Development Company Limited, dated as of May 28, 2003 is incorporated by reference from Registrant’s annual report on Form 10-KSB filed with the SEC on April 17, 2006.

10.6
Joint Venture Agreement among the Registrant, Ms. Ju GuiZhi and Mr. Wang Hongjun, to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2006.

10.7
Equity Transfer Agreement by and among LongDe Oil & Gas Development Co. Ltd and Song Yuan North East Petroleum Technical Service Co., Ltd. dated June 1, 2005 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

10.8	Hetingbao 301 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited and Chang Ling LongDe Oil and Gas Development Company Limited dated as of May 28, 2003.
10.9
Agreement for the Purchase and Sale of Stock among Song Yuan North East Petroleum Technical Service Co., Ltd., China North East Petroleum Holdings, Limited, Ju Guizhi, Ping Wu Wang, Meng Xiangyun, dated January 26, 2007 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.10
Trust Agreement between Bing Wu Wang and Song Yuan North East Petroleum Technical Service Co., Ltd. is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.11
Trust Agreement between Meng Xiangyun and Song Yuan North East Petroleum Technical Service Co., Ltd. is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.12
Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company and Song Yuan City Yu Qiao Oil and Gas Development Company Limited dated as May 28, 2003 to develop Qian 112 Oilfield, Da 34 Oilfield and Gu 31 Oilfield is incorporated by reference from Registrant’s Current Report on Form 10-K filed with the SEC on April 16, 2007.

10.13
Capital Contribution Agreement, dated as of June 29, 2007, by and among the Company, Mr. Hong Jun Wang and Ms. Guizhi Ju is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2007.

10.14
Securities Purchase Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.15

Security Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.16
Agreement of Pledge dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.17
Registration Rights Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.18
Option Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Consultants Ralph E. Davis & Associates, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED
By: /s/ Hong Jun Wang
Wang Hong Jun
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Wang Hong Jun	Chairman of the Board and President	March 31, 2008
Wang Hong Jun	(Principal Executive Officer)
/s/ Wei Guo Ping	Director	March 31, 2008
Wei Guo Ping

/s/ Yu Li Guo	Director	March 31, 2008
Yu Li Guo

/s/ Zhang Yang	Chief Financial Officer, Treasurer	March 31, 2008
Zhang Yang	(Principal Accounting and Financial Officer)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China North East Petroleum Holdings Limited

We have audited the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 3, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067
Email: jimmycheung@jimmycheungco.com
Website: http://www.jimmycheungco.com

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,638	$13,746
Accounts receivable, net	4,852,633	750,684
Prepaid expenses and other current assets	398,046	925,358
Due from a related party	-	64,031
Value added tax recoverable	651,905	447,603
Total Current Assets	5,977,222	2,201,422

PROPERTY AND EQUIPMENT
Oil and gas properties, net	40,345,008	22,858,367
Fixed assets, net	885,474	754,052
Oil and gas properties under construction	2,550,058	8,955,976
Total Property and Equipment	43,780,540	32,568,395

LAND USE RIGHTS, NET	45,076	52,669

TOTAL ASSETS	$49,802,838	$34,822,486

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,580,930	$21,236,864
Other payables and accrued liabilities	1,020,980	1,393,269
Due to related parties	28,036	55,835
Notes payable	273,444	128,062
Other loans payable	-	25,612
Income tax and other taxes payable	2,687,449	104,912
Due to a stockholder	123,105	1,656,935
Total Current Liabilities	10,713,944	24,601,489

LONG-TERM LIABILITIES
Accounts payable	15,467,661	-
Deferred tax payable	543,100	202,752
Due to a related party	3,118,085	4,255,441
Note payable	-	256,125
Total Long-term Liabilities	19,128,846	4,714,318

TOTAL LIABILITIES	29,842,790	29,315,807

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	1,124,964	402,594

STOCKHOLDERS' EQUITY

Common stock ($0.001 par value, 150,000,000 shares authorized, 19,224,080 shares issued and outstanding as of December 31, 2007; 29,224,080 shares issued and outstanding as of December 31, 2006)	19,224	29,224
Additional paid-in capital	11,361,579	3,953,601
Deferred stock compensation	(27,125)	(135,625)
Retained earnings
Unappropriated	5,200,907	696,955
Appropriated	916,263	287,634
Accumulated other comprehensive income	1,364,236	272,296
Total Stockholders' Equity	18,835,084	5,104,085
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,802,838	$34,822,486

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET SALES	$19,482,069	$5,321,905

COST OF SALES
Production costs	2,872,990	1,091,190
Depreciation of oil and gas properties	3,562,265	1,067,335
Amortization of intangible assets	10,711	4,368
Government oil surcharge	2,857,376	560,584
Recovery of deposit from a supplier previously written off	(361,366)	-
Total Cost of Sales	8,941,976	2,723,477

GROSS PROFIT	10,540,093	2,598,428

OPERATING EXPENSES
Selling, general and administrative expenses	880,161	884,778
Professional fees	186,214	164,577
Consulting fees	108,500	81,375
Depreciation of fixed assets	187,766	103,448
Gain on disposal of fixed assets	(68,131)	-
Total Operating Expenses	1,294,510	1,234,178

INCOME FROM OPERATIONS	9,245,583	1,364,250

OTHER INCOME (EXPENSE)
Other expense	(13,144)	(33,930)
Other income	-	78,888
Interest expense	(81,434)	(55,775)
Interest expense on overdue payables	-	(61,814)
Imputed interest expense	(200,165)	(349,393)
Interest income	1,760	883
Total Other Expense, net	(292,983)	(421,141)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	8,952,600	943,109

Income tax (expense) benefits	(3,097,649)	16,852

Minority interests	(722,370)	(7,566)

NET INCOME	5,132,581	952,395

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,091,940	325,859

COMPREHENSIVE INCOME	$6,224,521	$1,278,254

Net income per share-basic and diluted	$0.21	$0.03

Weighted average number of shares outstanding during the year- basic and diluted	24,128,190	29,003,806

The accompanying notes are an integral part of these financial statement

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Unappropriated
	Common stock		Additional	Deferred	retained earnings	Appropriated	Accumulated other
	Number of		paid-in	stock	(Accumulated	retained	comprehensive
	shares	Amount	capital	compensation	deficit)	earnings	income (loss)	Total
Balance at December 31, 2005 (business combination under common control)	28,274,080	$28,274	$3,300,658	$-	$(110,390)	$142,584	$(53,563)	$3,307,563

Issuance of common stock for services	250,000	250	87,250	-	-	-	-	87,500

Issuance of common stock for services	700,000	700	216,300	(135,625)	-	-	-	81,375

Net income for the year	-	-	-	-	952,395	-	-	952,395

Foreign currency translation gain	-	-	-	-	-	-	325,859	325,859

Comprehensive income	-	-	-	-	-	-	-	1,278,254

Imputed interest expenses on advances from a stockholder and related parties	-	-	349,393	-	-	-	-	349,393

Transfer from retained earnings to statutory and staff welfare reserves	-	-	-	-	(145,050)	145,050	-	-
Balance at December 31, 2006	29,224,080	29,224	3,953,601	(135,625)	696,955	287,634	272,296	5,104,085

Amortization of deferred stock compensation related to common stocks issued for services	-	-	-	108,500	-	-	-	108,500

Contribution from a stockholder by waive of repayment of advance from the stockholder	-	-	1,746,128	-	-	-	-	1,746,128

Contribution from a related party by waive of repayment of advance from the related party	-	-	5,451,685	-	-	-	-	5,451,685

Contribution from a related party by cancellation of common stock previously issued to the related party	(10,000,000)	(10,000)	10,000	-	-	-	-	-

Net income for the year	-	-	-	-	5,132,581	-	-	5,132,581

Foreign currency translation gain	-	-	-	-	-	-	1,091,940	1,091,940

Comprehensive income	-	-	-	-	-	-	-	6,224,521

Imputed interest expenses on advances from a stockholder and related parties	-	-	200,165	-	-	-	-	200,165

Transfer from retained earnings to statutory and staff welfare reserves	-	-	-	-	(628,629)	628,629	-	-
Balance at December 31, 2007	19,224,080	$19,224	$11,361,579	$(27,125)	$5,200,907	$916,263	$1,364,236	$18,835,084

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,132,581	$952,395
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation of oil and gas properties	3,562,265	1,067,335
Depreciation of fixed assets	187,766	103,448
Amortization of intangible assets	10,711	4,368
Minority interests	722,370	7,566
Stocks issued for services	108,500	109,148
Imputed interest expense	200,165	349,393
Gain on disposal of fixed assets	(68,131)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(4,101,949)	(285,527)
Prepaid expenses and other current assets	527,312	231,213
Due from related parties	64,031	484,983
Value added tax recoverable	(204,302)	(378,375)
Increase (decrease) in:
Accounts payable	811,727	13,876,620
Other payables and accrued liabilities	(372,289)	333,218
Income tax and other taxes payable	2,582,537	(530,284)
Deferred tax payable	340,348	(33,967)
Net cash provided by operating activities	9,503,642	16,291,534
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(9,699,958)	(9,814,502)
Purchase of fixed assets	(352,219)	(410,846)
Additions to oil and gas properties under construction	(2,448,587)	(8,955,976)
Proceeds from the disposal of fixed assets	166,728	-
Net cash used in investing activities	(12,334,036)	(19,181,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	-	12,440
Repayment of note payable	(110,743)	-
Decrease in other loans payable	(25,612)	(17,759)
Increase in amount due to a stockholder	212,298	550,572
Increase in amounts due to related parties	4,286,530	2,079,717
Net cash provided by financing activities	4,362,473	2,624,970
EFFECT OF EXCHANGE RATE ON CASH	(1,471,187)	(354,741)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,892	(619,561)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,746	633,307
CASH AND CASH EQUIVALENTS AT END OF YEAR	$74,638	$13,746
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax expenses	$1,681,005	$552,794
Interest expenses	$81,434	$117,589

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

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

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Yu Qiao for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Prior to this transaction, Yu Qiao was owned 70% by a related party of the Company and 30% by third parties held on behalf of the related party.

Yu Qiao was incorporated in Song Yuan City, Jinlin Province, PRC on May 24, 2002 as a limited liability company. Yu Qiao is engaged in the extraction and production of crude oil in Jilin Province, PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), the Company has the right to explore, develop and extract oil at Qian’an 112, Da 34 and Gu 31 area. Pursuant to the Oil Lease, PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term. On May 28, 2002, the Company also executed an Agreement of leasing 20.7 square kilometers of Qian’an 112 area to Hong Xiang Oil Development and the Company is entitled to 2% of total sales revenue as consideration. This agreement was cancelled upon the dissolution of Hong Xiang Oil Development.

The acquisition of Yu Qiao was accounted for as a reorganization of entities under common control. Accordingly, the operations of Yu Qiao for the years ended December 31, 2007 and 2006 were included in the consolidated financial statements as if the transactions had occurred retroactively.

In March 2007, the Company approved the dissolution of its wholly owned subsidiaries, Hong Xiang Technical and Hong Xiang Oil Development.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(B)	Principles of consolidation

The accompanying consolidated financial statements for 2007 include the financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao (collectively, “the Company”). The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

The accompanying consolidated financial statements for 2006 include the financial statements of North East Petroleum and its wholly owned subsidiaries, Hong Xiang Petroleum Group, Hong Xiang Petroleum Technical and Hong Xiang Oil Development Co., Ltd. and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao. The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions are for estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company to Ralph E. Davis Associates, Inc. of Houston, Texas for the years ended December 31, 2007 and 2006, respectively. In 2007, management’s estimate of its proved reserves was revised upward from 2,242,194 to about 2,468,824 barrels of oil. The estimates were made using performance methods that utilize extrapolations of various historical data including, but not limited to oil, gas and water production. For the undeveloped reserves, estimates were made using analogy to wells within each respective field and reservoir. While reserves are not reflected on the Company’s Consolidated Balance Sheets, the revision in estimate has affected the depreciation expense associated with its oil and gas properties which is calculated on the basis of proved reserves. The change was accounted for as a revision in an estimate, and the effect was to decrease the net income by approximately $1,766,000.

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

As of December 31, 2007 and 2006, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(F)	Oil and gas properties (Continued)

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

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Furniture, fixtures and equipment	5 Years
Motor vehicles	5 Years

Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 6 years from the date of acquisition.

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. For the years ended December 31, 2007 and 2006, the Company has not recognized any allowances for impairment.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(I)	Fair value of financial instruments (Continued)

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

(K)	Income taxes

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

(L)	Foreign currency translation

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

The financial statements of the subsidiaries whose functional currencies are RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded as a component of accumulated other comprehensive income within equity. Translation gain for the years ended December 31, 2007 and 2006 was $1,091,940 and $325,859 respectively.

(M)	Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive income for the years ended December 31, 2007 and 2006 was $1,091,940 and $325,859 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(N)	Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were diluted. There were no potentially dilutive securities for 2007 and 2006.

(O)	Segments

The Company operates in only one segment. Thereafter segment disclosure is not presented.

(P)	Environmental costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the oil and gas industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, the management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company. Hence no reserves have been set up for environmental costs.

(Q)	Asset retirement obligations

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

(R)	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 of which the effective date delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. This Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(R)	Recent accounting pronouncements (Continued)

Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities . Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF or Task Force) in Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements . The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The Task Force concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent . The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock , should not be applied to arrangements that are not conducted through a separate legal entity. The Task Force also concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application to all collaborative arrangements exiting at adoption as a change in accounting principle. If it impracticable to apply the consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effect of reclassification on the current period. The Company is currently evaluating the impact of the adoption of EITF 07-1 on its consolidated financial statements, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(R)	Recent accounting pronouncements (Continued)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.	BUSINESS COMBINATIONS BETWEEN ENTITIES UNDER COMMON CONTROL

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Yu Qiao for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Prior to this transaction, Yu Qiao was owned 70% by a related party and 30% by third parties held on behalf of the related party. As of January 26, 2007, Yu Qiao has become a 90% owned subsidiary of the Company.

This transaction was accounted for as a reorganization of entities under common control. Accordingly, the operations of Yu Qiao for the years ended December 31, 2007 and 2006 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, each account stated at its historical cost. In this regard, the prior year’s financial statements and financial information have been amended to combine the previously separate entities to furnish comparative information. The results of this change in presentation were to increase the total assets, total liabilities and additional paid-in capital as of December 31, 2006 by $18,453,923, $15,638,857 and $1,949,583 respectively, and to increase the net income for the year ended December 31, 2006 by $26,782. (Note 19)

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Accounts receivable from PetroChina	$4,852,633	$750,684
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$4,852,633	$750,684

As of December 31, 2007 and 2006, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2007 and 2006 consist of the following:

	2007	2006

Prepaid expenses	$150,973	$223,551
Deposits paid to suppliers	183,562	627,171
Other receivables	63,511	74,636
	$398,046	$925,358

5.	OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at December 31, 2007 and 2006:

	2007	2006

Oil and gas properties, proven reserves	$47,594,281	$26,172,718
Intangible mining right	13,445	13,445
Less: accumulated depreciation	(7,262,718)	(3,327,796)
Oil and gas properties, net	$40,345,008	$22,858,367

Depreciation expense for the years ended December 31, 2007 and 2006 was $3,562,265 and $1,067,335 respectively.

6.	FIXED ASSETS

The following is a summary of fixed assets at December 31, 2007 and 2006:

	2007	2006

Buildings	$308,067	$249,512
Furniture, fixtures and equipment	197,171	158,959
Motor vehicles	798,613	588,838
	1,303,851	997,309
Less: accumulated depreciation	(418,377)	(243,257)
Fixed assets, net	$885,474	$754,052

Depreciation expense for the years ended December 31, 2007 and 2006 was $187,766 and $103,448 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

7.	LAND USE RIGHTS

The following is a summary of land use rights at December 31:

	2007	2006

Land use rights	$66,927	$62,688
Less: accumulated amortization	(21,851)	(10,019)
Land use rights, net	$45,076	$52,669

The land use rights are amortized over six years of the term of the leases. The amortization expense for the years ended December 31, 2007 and 2006 was $10,711 and $4,368 respectively.

8.	ACCOUNTS PAYABLE

During the year, the Company negotiated new payment terms with its primary drilling company that enabled the Company to pay the drilling expenses for each well over 24 months commencing from the completion of the well. Accordingly, $15,467,661 was re-classified as long-term liabilities as of December 31, 2007.

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Other payables	$662,941	$892,004
Accrued professional fees	154,869	152,204
Other accrued liabilities	203,170	349,061
	$1,020,980	$1,393,269

10.	NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 consist of the following:

	2007	2006

Note payable to a bank, interest rate of 10.60% per annum, guaranteed by a subsidiary, due June 2007	$-	$128,062

Note payable to a bank, interest rate of 11.16% per annum, secured by a property owned by a stockholder, due July 2008	273,444	256,125
	273,444	384,187
Less: current maturities	273,444	128,062
Long-term portion	$-	$256,125

Interest expense paid for the years ended December 31, 2007 and 2006 was $81,434 and $43,541 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

11.	OTHER LOANS PAYABLE

As of December 31, 2006, the Company has two outstanding short-term loans in the amount of $12,806 and $12,806, which were borrowed from third parties in October 2005 without fixed repayment terms. Interest is charged at 36% per annum.

Interest expense paid for the years ended December 31, 2007 and 2006 was $0 and $11,883 respectively.

12.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of LongDe and Yu Qiao are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2007 and 2006 was $92,835 and $54,175 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under six operating leases which expire on September 20, 2023, June 30, 2015, April 10, 2010, November 14, 2008, June 1, 2008 and June 1, 2008 at annual rental of $171, $13,125, $8,340, $10,254, $3,281 and $1,340 respectively.

As at December 31, 2007, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2008	$32,961
2009	21,636
2010	15,381
2011	13,296
Thereafter	47,947
$131,221

(C)	Capital commitments

According to the amended Articles of Association of Song Yuan Technical, the Company has to fulfill registered capital contribution of $1 million. As of December 31, 2007, the Company has fulfilled $490,000 of the registered capital requirement and has outstanding capital contributions of $510,000.

As of December 31, 2007, the Company had capital commitments of $1,780,000 with a contractor for the completion of drilling of 19 oil wells under construction.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

13.	STOCKHOLDERS’ EQUITY

(A)	Stock issuances

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

During 2007 and 2006, the Company appropriated $628,629 and $145,050 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

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

b)
On January 26, 2007, Song Yuan Technical entered into an agreement with a related party and certain third parties who are stockholders of Yu Qiao to acquire 100% of the equity interest of Yu Qiao. In consideration for the acquisition, the Company will issue to the related party an aggregate of 10,000,000 shares of the Company’s common stock (“the Acquisition Shares”) having a fair value of $3,100,000.

On June 29, 2007, the Company and the related party entered into an agreement pursuant to which the related party unconditionally and irrevocably contributed the Acquisition Shares to the Company. The contribution of the Acquisition Shares was recorded as additional paid-in capital by the Company.

c)
In 2007 and 2006, the Company owed a related party $3,118,085 and $4,255,441 respectively for advances made without fixed repayment terms. Imputed interest expense is computed at 7% and 6% per annum on the amount due respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

d)
In 2007 and 2006, the Company owed a related party $13,672 and $12,806 respectively which is repayable on demand. Imputed interest expense is computed at 7% and 6% per annum on the amount due respectively.

e)	In 2007, the Company owed a related party $14,364 which is repayable on demand. Imputed interest expense is computed at 7% per annum on the amount due.

f)	In 2006, a related party owed the Company $64,031 which is interest free and repayable on demand.

g)	In 2006, the Company owed a related party $43,029 which is repayable on demand. Interest is charged at 24% per annum. Interest expense paid for the year ended December 31, 2006 was $351.

h)
In 2007 and 2006, the Company owed a stockholder $123,105 and $1,656,935 respectively which is repayable on demand. Imputed interest expense is computed at 7% and 6% per annum on the amount due respectively.

i)	Total imputed interest expenses recorded as additional paid-in capital amounted to $200,165 and $349,393 for the years ended December 31, 2007 and 2006 respectively.

j)	The Company paid a stockholder $12,603 and $12,027 for leased office spaces for the years ended December 31, 2007 and 2006 respectively.

k)
On April 3, 2006, the Company issued 700,000 shares of common stock to a related party for consulting services. The stock was valued at the closing price on the date of grant of $0.31 per share, yielding an aggregate value of $217,000.

15.	INCOME TAX

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

North East Petroleum was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2007 and 2006.

North East Petroleum has net operating loss carry forwards for income taxes amounting to approximately $1,942,000 as at December 31, 2007 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history income and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at December 31, 2007 and December 31, 2006 were $660,286 and $553,815 respectively. The net change in the valuation allowance was an increase of $106,471.

Hong Xiang Petroleum Group was incorporated in the British Virgin Islands (the "BVI") and income earned is not subject to income tax.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

15.	INCOME TAX (CONTINUED)

Song Yuan Technical, Yu Qiao and LongDe were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 33% and no tax benefit is expected from the tax credits in the future. The income tax expense (benefits) for 2007 and 2006 are summarized as follows:

	Year ended December 31,
	2007	2006

Current	2,784,009	24,127
Deferred	313,640	(40,979)
	$3,097,649	$(16,852)

Deferred income tax liabilities for 2007 and 2006 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

Deferred income tax liabilities mainly result from temporary differences for revenues earned but not yet taxable under the PRC tax regulations. All the deferred tax liabilities are classified as long-term liabilities as the Company will not be demanded for payment within the next twelve months.

16.	CONCENTRATIONS AND RISKS

During 2007 and 2006, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

17.	RECLASSIFICATIONS

Certain reclassifications have been made in the consolidated financial statements for the year ended December 31, 2006 to conform to the current year’s presentation.

18.	SUBSEQUENT EVENTS

(A)	Private placement

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to which, the Company agreed to issue to the Investor a 8.00% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company.

As of March 25, 2008, the Company has received net proceeds of $13,815,500 from the sale Debentures. The Company intends to use the net proceeds to fund drilling operations, to increase production and for general working capital purposes.

At the closing of the transaction, the Company entered into:

-	A 8.00% Secured Debenture due 2012;

-	A registration rights agreement covering the shares of common stock issuable upon exercise of the Class A, Class B and Class C Warrants;

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	SUBSEQUENT EVENTS (CONTINUED)

(A)	Private placement (Continued)

-	A share pledge agreement whereby the Company granted to the Investor a pledge on 66% of the Company's equity interest in Song Yuan Technical as collateral to secure the Debenture;

-	A security agreement whereby the Company granted to the Investor a security interest in certain properties of the Company as collateral to secure the Debenture; and

-
An option agreement whereby the Company grants the Investor an option to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value, which option will vest immediately on the date following the occurrence of an event of default which results in the acceleration of the Debenture.

In addition, Hongjun Wang, President and Chief Executive Officer of the Company, executed a pledge agreement whereby Mr. Wang, personally pledged 6,732,000 shares of common stock in the Company as collateral to secure the Debenture.

Hong Jie Ltd. acted as the financial consultant for this transaction and is entitled to receive a cash fee equal to 6.5% of the aggregate principal amount of the Debenture and warrants to purchase up to (i) 120,000 shares of common stock in the Company on the same terms as the Class A Warrants, (ii) 150,000 shares of common stock in the Company on the same terms as the Class B Warrants and (iii) 210,000 shares of common stock in the company on the same terms as the Class C Warrants.

The Debenture will mature on February 27, 2012.  The Company is required to make payments on the principal amount of the Debenture as follows:

Repayment Date	Repayment of Principal Amount
6 months from the issue date	$750,000
12 months from the issue date	$750,000
18 months from the issue date	$1,875,000
24 months from the issue date	$1,875,000
30 months from the issue date	$3,375,000
36 months form the issue date	$3,375,000
42 months from the issue date	$1,500,000
48 months from the issue date	$1,500,000

The Company has the option to redeem the Debenture at any time after the second anniversary of the issue date of the Debenture by prepaying 100% of the then outstanding principal amount of the Debenture, all accrued but unpaid interest and all other amounts due in respect of the Debenture.  If any portion of the payment pursuant to such redemption is not be paid by the Company, interest will accrue thereon at an interest rate equal to the lesser of 18% per annum and the maximum rate permitted by applicable law until such amount is paid in full.

Interest on the then outstanding principal amount of the Debenture will accrue at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issue date.

The Debenture requires the Company to pay interest at the rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law if certain events of default occur, including but not limited to, the event where the Company has not obtained a listing of its common stock on the Nasdaq Stock Market or the American stock Exchange by one year anniversary of the issue date of the Debenture and use its best efforts to maintain such listing continuously thereafter as long as the Debenture is outstanding.

The Debenture limits the Company's ability to incur debt and enter into transactions with affiliates, among other things.

Upon an event of default, the Investor will have the right to require that the Company pay any portion or all principal and accrued interest on the Debenture with 10 days' prior written notice to the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	SUBSEQUENT EVENTS (CONTINUED)

(B)	Fulfillment of capital commitments

On March 4, 2008, the Company has fulfilled the remaining balance of $510,000 capital contribution to Song Yuan Technical.

(C)	Increase of registered capital of a subsidiary of the Company

On March 13, 2008, the registered capital of Song Yuan Technical was increased from $1,121,000 to $6,000,000. The capital contribution is payable on or before March 13, 2011.

19.	PRESENTATION OF FINANCIAL STATEMENTS

The Company has amended the audited consolidated financial statements for the year ended December 31, 2006 to reflect the retroactive effects on the acquisition of Yu Qiao as a reorganization of entities under common control.

20.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

A.	Capitalized costs relating to oil and gas producing activities are as follows:

	2007	2006

Proved crude oil properties	$47,594,281	$26,172,718
Intangible mining right	13,445	13,445
Accumulated depreciation, depletion and amortization	(7,262,718)	(3,327,796)
Net capitalized costs	$40,345,008	$22,858,367

B.	Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

	2007	2006
Property acquisition costs (net of costs of properties sold) Proved reserves	$12,518,210	$9,151,521

Property development costs	$35,076,071	$17,021,197

C.	The results of operations for oil and gas producing activities are as follows:

	2007	2006

Net sales	$19,482,069	$5,321,905
Production costs	(2,872,990)	(1,091,190)
Depreciation, depletion and amortization	(3,760,742)	(1,175,151)
Government oil surcharge	(2,857,376)	(560,584)
General and administrative expenses	(880,161)	(884,778)
Income tax (expense) benefits	(3,097,649)	16,852
Results of operations from oil and gas producing activities
(excluding corporate overhead and financing costs)	$6,013,151	$1,627,054

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

20.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

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

Bbls
Proved oil reserves
Balance at January 1, 2006	2,419,021
Discoveries and extensions	-
Revisions of previous estimates	(89,631)
Production	(87,196)
Balance at December 31, 2006	2,242,194
Discoveries and extensions	-
Revisions of previous estimates	494,146
Production	(267,516)
Balance at December 31, 2007	2,468,824
Proved developed producing reserves at December 31, 2007	1,369,401
Proved developed producing reserves at December 31, 2006	898,516

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended December 31, 2007 and 2006. Estimated future cash flows were based on independent reserves evaluation from Ralph E. Davis Associates, Inc. and R.A. Lenser and Associates, Inc. for the years ended December 31, 2007 and 2006, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2007 and 2006, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices per barrel used at December 31, 2007 for four oilfields were $95.95 and at December 31, 2006 for Qian’an 112, Gu 31, Da 34 and He 301 were $72.58, $64.45, $70.65 and $69.70 respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

20.	SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

D.	Estimated quantities of proved oil and gas reserves (Continued)

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2007 and 2006 is as follows:

	2007	2006

Future cash inflows	$235,187,861	$160,225,370
Future production costs and taxes	(68,891,575)	(40,574,908)
Future development costs	(28,713,919)	(8,587,200)
Future income tax expense	(33,801,457)	(25,131,207)

Future net cash flows	103,780,910	85,932,055
Discount at 10% for timing of cash flows	(64,469,078)	(49,592,849)
Standardized measure of discounted future net cash related to proved reserves	$39,311,832	$36,339,206

Of the Company’s total proved reserves as of December 31, 2007 and 2006, 55% and 40% respectively were classified as proved developed producing. All of the Company’s reserves are located in the PRC.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for December 31, 2007 and 2006.

	2007	2006

Balance, beginning of year	$36,339,206	$24,425,715
Purchase of minerals in place	12,148,545	18,770,478
Sales and transfers of oil and gas produced, net of production costs	(13,522,379)	(4,217,906)
Changes in prices and production costs	23,455,903	39,720,407
Revision of quantity estimates	36,712,367	(4,746,885)
Changes in estimated future development and acquisition costs	(32,275,264)	(15,282,478)
Net changes in income taxes	(8,670,317)	(5,949,064)
Accretion of discount	(14,876,229)	(16,381,061)
Standardized measure, end of year	$39,311,832	$36,339,206