Form 10-Q
period 2008-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2008-05-15
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from	to

Commission file number 000-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

445 Park Avenue, New York, New York  10022
 (Address of principal executive offices)

(212) 307-3568
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 14, 2008: 19,224,080

INDEX TO FORM 10-Q
			Page No.
PART I
Item	1.	Financial Statements	2

		Condensed Consolidated Balance Sheet – March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	2

		Condensed Consolidated Statements of Operations and Comprehensive Income - three months ended March 31, 2008 and 2007 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows – three months ended March 31, 2008 and 2007 (Unaudited)	4

		Notes to Condensed Consolidated Financial Statements as of March 31, 2008 (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition And Results of
		Operations	11

Item	4T.	Controls and Procedures	22

PART II

Item	1.	Legal Proceedings	22

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item	3.	Defaults Upon Senior Securities	23

Item	4.	Submission of Matters to a Vote of Security Holders	23

Item	5.	Other Information	23

Item	6.	Exhibits	23

SIGNATURES			24

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

PART I
Item 1.  Financial Statements
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,734,345	$74,638
Accounts receivable, net	5,981,125	4,852,633
Prepaid expenses and other current assets	682,928	398,046
Current portion of deferred financing costs, net	296,557	-
Value added tax recoverable	-	651,905
Total Current Assets	19,694,955	5,977,222

PROPERTY AND EQUIPMENT
Oil and gas properties, net	42,616,236	40,345,008
Fixed assets, net	1,046,714	885,474
Oil and gas properties under construction	1,127,198	2,550,058
Total Property and Equipment	44,790,148	43,780,540

LAND USE RIGHTS, NET	44,045	45,076

LONG-TERM DEFERRED FINANCING COSTS, NET	864,959	-

TOTAL ASSETS	$65,394,107	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,732,748	$6,580,930
Current portion of secured debenture, net of discount	737,342	-
Other payables and accrued liabilities	1,561,934	1,020,980
Due to related parties	14,241	28,036
Note payable	284,811	273,444
Income tax and other taxes payable	5,001,942	2,687,449
Due to a stockholder	131,387	123,105
Total Current Liabilities	15,464,405	10,713,944

LONG-TERM LIABILITIES
Accounts payable	8,665,641	15,467,661
Secured debenture, net of discount	6,636,074	-
Deferred tax payable	475,445	543,100
Due to a related party	1,579,572	3,118,085
Total Long-term Liabilities	17,356,732	19,128,846

TOTAL LIABILITIES	32,821,137	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	1,646,440	1,124,964

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224	19,224
Additional paid-in capital	19,207,082	11,361,579
Deferred stock compensation	-	(27,125)
Retained earnings
Unappropriated	8,482,166	5,200,907
Appropriated	916,263	916,263
Accumulated other comprehensive income	2,301,795	1,364,236
Total Stockholders' Equity	30,926,530	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,394,107	$49,802,838

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)
	Three months ended March 31,
	2008	2007

NET SALES	$10,823,974	$1,879,947

COST OF SALES
Production costs	712,305	336,790
Depreciation of oil and gas properties	1,874,692	389,227
Amortization of land use rights	2,842	2,624
Government oil surcharge	2,211,320	157,131
Total Cost of Sales	4,801,159	885,772

GROSS PROFIT	6,022,815	994,175

OPERATING EXPENSES
Selling, general and administrative expenses	257,594	220,265
Professional fees	57,512	16,000
Consulting fees	81,630	27,125
Amortization of deferred financing costs	24,713	-
Amortization of discount on debenture	162,268	-
Depreciation of fixed assets	52,232	36,027
Total Operating Expenses	635,949	299,417

INCOME FROM OPERATIONS	5,386,866	694,758

OTHER INCOME (EXPENSE)
Other expense	(2,311)	-
Interest expense	(119,697)	(10,591)
Imputed interest expenses	(26,896)	(131,846)
Interest income	4,042	248
Total Other Expense, net	(144,862)	(142,189)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	5,242,004	552,569

Income tax expense	(1,439,269)	(221,407)

Minority interests	(521,476)	(43,799)

NET INCOME	3,281,259	287,363

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	937,559	87,251

COMPREHENSIVE INCOME	$4,218,818	$374,614

Net income per share
- basic	$0.17	$0.01
- diluted	$0.17	$0.01

Weighted average number of shares outstanding during the period
- basic	19,224,080	29,224,080
- diluted	20,537,854	29,224,080

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,281,259	$287,363
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation of oil and gas properties	1,874,692	389,227
Depreciation of fixed assets	52,232	36,027
Amortization of land use rights	2,842	2,624
Amortization of deferred financing costs	24,713	-
Amortization of discount on debenture	162,268	-
Warrants issued for services	29,755	-
Minority interests	521,476	43,799
Stocks issued for services	27,125	27,125
Imputed interest expenses	26,896	131,846
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,128,492)	358,931
Prepaid expenses and other current assets	(284,882)	(28,390)
Due from related parties	-	(49,836)
Value added tax recoverable	651,905	58,901
Deferred financing costs	(1,186,229)	-
Increase (decrease) in:
Accounts payable	(5,650,202)	490,089
Other payables and accrued liabilities	540,954	2,296
Income tax and other taxes payable	2,314,493	462,572
Deferred tax payable	(67,655)	-
Net cash provided by operating activities	1,193,150	2,212,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(748,820)	(2,742,832)
Purchase of fixed assets	(174,005)	(123,925)
Additions to oil and gas properties under construction	(211,709)	-
Net cash used in investing activities	(1,134,534)	(2,866,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of secured debenture	15,000,000	-
Decrease in other loans payable	-	(25,612)
Increase in amount due to a stockholder	8,282	89,193
(Decrease) increase in amounts due to related parties	(1,552,308)	1,170,121
Net cash provided by financing activities	13,455,974	1,233,702

EFFECT OF EXCHANGE RATE ON CASH	(854,883)	(67,207)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,659,707	512,312

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,638	13,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,734,345	$526,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$1,283,180	$60,462

Interest expense	$11,204	$10,591

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2008, the results of operations for the three ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Prior to this transaction, Yu Qiao was owned 70% by a related party of the Company and 30% by third parties held on behalf of the related party.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
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

In March 2007, the Company approved the dissolution of its wholly owned subsidiaries, Hong Xiang Technical and Hong Xiang Oil Development.

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe and Yu Qiao are hereinafter referred to as (“the Company”).

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao (collectively, “the Company”). The minority interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SECURED DEBENTURE

The following is a summary of secured debenture at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

$15,000,000 8% Secured Debenture, net of unamortized
discount of $7,626,584 as of March 31, 2008 at 8% interest
per annum, secured by 66% of the Company's equity
interest in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company owned by a stockholder, due on February 27, 2012	$7,373,416	$-
	7,373,416	-
Less: current maturities	(737,342)	-
Long-term portion	$6,636,074	$-

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to which, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company.  The Company also granted the Investor an option up to 24% of the registered capital of Song Yuan Technical at fair market value which option shall vest immediately on the date following the occurrence of an event of default.

The Company accounts for warrants as liability instruments in accordance with paragraph 8 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock. The beneficial conversion feature associated with the secured debenture is measured at its intrinsic value after allocation between the warrant and the debenture and before transaction costs in accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments. Debt proceeds are first allocated to the warrant (as it is mark-to-market, fair-value liability instrument) and the remaining proceeds are allocated to the debt. The debenture will be accreted to liquidation value over two years, using the effective interest rate method.

The Company has recorded a cost of $7,788,852 for the beneficial conversion feature granted to the Investor. The beneficial conversion feature is reflected as a discount on the debenture and is being amortized as additional interest expense over the term of the debenture.

Interest expense and discount amortized for the three months ended March 31, 2008 was $108,493 and $162,268 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 5  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Numerator:
Net income used in computing basis net income per share	$3,281	$287
Interest on 8% Secured Debenture	108	-
Net income used in computing diluted net income per share	3,389	$287

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,224	29,224
Dilutive potential common stock:
Warrants	1,314	-
Shares used in computation of diluted net income per share	20,538	29,224
Basic net income per share	$0.17	$0.01
Diluted net income per share	$0.17	$0.01

For the three months ended March 31, 2008, warrants to purchase 4,010,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.12 were not included in the calculation because the effect is anti-dilutive.

NOTE 6  COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from third parties under six operating leases which expire on September 20, 2023, June 30, 2015, April 10, 2010, November 14, 2008, June 1, 2008 and June 1, 2008 at annual rental of $178, $13,671, $8,687, $10,680, $3,418, and $1,396 respectively.

As of March 31, 2008, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:
2008	$24,825
2009	22,536
2010	16,021
2011	13,849
Thereafter	45,981
$123,212

(B)  Capital commitments

On March 13, 2008, the registered capital of Song Yuan Technical was increased from $1,121,000 to $6,000,000. The capital contribution is payable on or before March 13, 2011.

As of March 31, 2008, the Company had capital commitments of $2,777,000 with two contractors for the completion of drilling of 15 oil wells under construction.

As of March 31, 2008, the Company had capital commitments of $300,000 with a contractor for purchase of office spaces.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 7  STOCKHOLDERS’ EQUITY

Issuance of warrants

Pursuant to a Consulting Agreement (“the Agreement”) with effect from January 1, 2008 for a term of one year, the Company issued to a consultant for Investor Relations Services a warrant for 50,000 shares of the common stock of the Company at an exercise price equal to $2.65 per share. The Company’s stock was trading at $2.36 at the time of issuance of the warrants. The warrant shall be exercisable as of the effective date of the Agreement. The warrant has been determined to have a market value of $54,112 using the Black-Scholes option pricing model with market value per common stock of $1.08, an exercise period of 1 year and a volatility of 130%. The Company expensed $13,528 in the three months ended March 31, 2008.

On February 28, 2008, the Company issued to a consultant five-year warrants exercisable for up to (i) 120,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 150,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 210,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights. The Company’s stock was trading at $2.14 at the time of issuance of warrants. The warrants have been determined to have a total market value of $778,885 using the Black-Scholes option pricing model with market value per common stock of $2.13, $1.47 and $1.44 for Class A Warrants, Class B Warrants and Class C Warrants respectively, an exercise period of 2 years and a volatility of 158%. The Company expensed $16,227 in the three months ended March 31, 2008.

NOTE 8  RELATED PARTY TRANSACTIONS

a)	As of March 31, 2008, the Company owed a stockholder of $131,387 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

b)	As of March 31, 2008, the Company owed a related party of $14,241 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

c)	As of March 31, 2008, the Company owed a related party of $1,579,572 which has no fixed terms of repayment. Imputed interest is computed at 5% per annum on the amount due.

d)	Total imputed interest expenses recorded as additional paid-in capital amounted to $26,896 for the three months ended March 31, 2008.

e)	The Company paid a stockholder $3,345 for leased office spaces for the three months ended March 31, 2008.

NOTE 9  CONCENTRATIONS AND RISKS

During 2008, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

NOTE 10  RECLASSIFICATIONS

Certain reclassifications have been made in the consolidated financial statements for the three months ended March 31, 2007 to conform to the current period’s presentation.

NOTE 11 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 11 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 12  SUBSEQUENT EVENT

On April 22, 2008, the Company has fulfilled the outstanding capital contribution of $4,400,000 to Song Yuan Technical.

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

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage (Gross developed and undeveloped)	Producing Oil Wells	Proved Reserves (Bbls)
Qian’an 112	5,115	140	1,963,319
Daan 34	2,298	7	168,335
Gudian 31	1,779	7	62,533
Hetingbao 301	2,471	11	274,637

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

PetroChina Oil Leases

Pursuant to a 20-year exclusive Cooperative Oil Lease (the “Oil Lease”), among PetroChina Group, Yu Qiao and the Company, entered into in May 2002, the Company has the right to explore, develop and produce oil at Qian’an 112 Oilfield. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee. The payment of management fee was stopped following the acquisition of Yu Qiao by the Company.

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

Oil and Gas Properties and Activities

As of March 31, 2008, the Company had a total of 165 producing wells, including 140 producing wells at the Qian’an 112 oilfield, 11 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield. There were 103 traditional sucker-rod pumping machines in operation.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Revenues. Revenues for the quarter ended March 31, 2008 were $10,823,974 compared to $1,879,947 for the quarter ended March 31, 2007, an increase of $8,944,027, or 476%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the three months ended March 31, 2008 was 15,564 tons compared to 4,367 tons for the same quarter in 2007.  The increase in production was mainly because of (i) refracturing and other technical improvements made on the existing wells; (ii) water injection network which efficiently prevented the decrease of production of existing wells and maintain certain production levels of such wells; and (iii) eight new wells brought into production during the first quarter of 2008.

Cost of sales.  Cost of sales increased by 442% from $885,772 for the three months ended March 31, 2007 to $4,801,159 for the three months ended March 31, 2008.  The increase in cost of sales resulted primarily from the increase in production and the payment of oil surcharge.  For the three months ended March 31, 2008, the Company paid an oil surcharge of $2,211,320 to the PRC government as compared to $157,131 paid for the same quarter in 2007.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.

Operating Expenses. Operating expenses increased by 112% from $299,417 for the three months ended March 31, 2007 to $635,949 for the three months ended March 31, 2008.  The increase is primarily a result of increase in depreciation of fixed assets resulting from increase in number of oil wells in operation and the increase in professional fees paid to the Company's legal counsel and auditors.

Net Income.  Net income increased by 1,042% from $287,363 for the three months ended March 31, 2007 to $3,281,259 for the three months ended March 31, 2008, primarily as a result of a 476% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had cash and cash equivalents of $12,734,345, total current assets of $19,694,955 and current liabilities of approximately $15,464,405.  For the three months ended March 31, 2008, our primary source of liquidity was approximately $1,193,150 in net cash provided by operations and approximately $13,455,974 in cash provided by financing activities.

Net cash provided by operating activities was $1,193,150 for the three months ended March 31, 2008 compared to $2,212,574 for the same period in 2007. The decrease is primarily related to decrease in accounts payable during the period ended March 31, 2008.

Net cash used in investing activities was $1,134,534 for the three months ended March 31, 2008 compared to $2,866,757 for the same period in 2007. This decrease is primarily due to the decrease in purchase of oil and gas properties of $1,994,012 during the three months ended March 31, 2008.

Net cash provided by financing activities was $13,455,974 for the three months ended March 31, 2008 as a result of the financing by Lotusbox Investments Limited completed in the first quarter of 2008.

The Company intends to pay for this development and oil wells under construction with cash from operations as well as by raising funds through the sale of equity or debt. The full and timely development and implementation of its business plan and growth strategy will require significant additional resources.  As of March 31, 2008, the Company has secured $15,000,000 in funding.  To fully implement the Company’s business plan and growth strategy the Company may require additional resources.  The Company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan.

Capital Commitments

Pursuant to Certificate of Approval for Establishment of Enterprises with foreign Investment in the People’s Republic of China, the Company is obligated to contribute $6,000,000 as registered capital of Song Yuan Technical.  As of March 31, 2008, the Company has made capital contribution totaling $1,000,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests.  The Company remains obligated to contribute an additional $4,400,000 in capital to Song Yuan Technical.  On April 22, 2008, the Company has fulfilled the outstanding capital contribution of $4,400,000 to Song Yuan Technical.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lotusbox Investments Limited (the “Investor”).  Pursuant to which the Company agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company’s common stock at an initial exercise price equal to $0.01 per share (“Class A Warrants”), (ii) 1,500,000 shares of the Company’s common stock at an initial exercise price equal to $3.20 per share (“Class B Warrants”) and (iii) 2,100,000 shares of the Company’s common stock at an initial exercise price equal to $3.45, all warrant exercise prices are subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company.

Also on February 29, 2008, the Company issued to Hong Jie Ltd. warrants to purchase up to (i) 120,000 shares of common stock in the Company on the same terms as the Class A Warrants, (ii) 150,000 shares of common stock in the Company on the same terms as the Class B Warrants and (iii) 210,000 shares of common stock in the company on the same terms as the Class C Warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

4.1	8% Secured Debenture*

4.2*	Form of Class A and C Warrants

4.3*	Form of Class B Warrant

10.1*	Securities Purchase Agreement

10.2*	Security Agreement

10.3*	Onshore Share Pledge Agreement

10.4*	Registration Rights Agreement

10.5*	Option Agreement

99.1*	Press release of the Company dated March 3, 2008

31.1**	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference to Form 8-K filed on March 3, 2008.
** Filed herewith.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China North East Petroleum Holdings Limited

May 15, 2008	By:	/s/ Wang Hong Jun
Wang Hong Jun
President
(Principal Executive Officer)

/s/ Zhang Yang
May 15, 2008		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)