Form 10-Q
period 2008-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2008-08-14
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from	to

Commission file number 000-49846

  CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

445 Park Avenue, New York, New York  10022
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

Number of shares of common stock outstanding as of August 11, 2008: 19,584,080

INDEX TO FORM 10-Q
			Page No.
PART I
Item	1.	Financial Statements	2

		Condensed Consolidated Balance Sheet – June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

		Condensed Consolidated Statements of Operations and Comprehensive Income - three and six months ended June 30, 2008 and 2007 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2008 and 2007 (Unaudited)	4

		Notes to Condensed Consolidated Financial Statements as of June 30, 2008 (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition And Results of
		Operations	14

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item	4T.	Controls and Procedures	18

PART II

Item	1.	Legal Proceedings	18

Item	1A.	Risk Factors	18

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item	3.	Defaults Upon Senior Securities	25

Item	4.	Submission of Matters to a Vote of Security Holders	25

Item	5.	Other Information	25

Item	6.	Exhibits	25

SIGNATURES			26

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-Q, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “CNEH” refer specifically to China North East Petroleum Holdings Limited and its subsidiaries.

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,427,588	$74,638
Accounts receivable, net	8,214,764	4,852,633
Prepaid expenses and other current assets	2,497,443	398,046
Current portion of deferred financing costs, net	296,557	-
Value added tax recoverable	540,678	651,905
Total Current Assets	13,977,030	5,977,222

PROPERTY AND EQUIPMENT
Oil and gas properties, net	49,218,992	40,345,008
Fixed assets, net	1,442,226	885,474
Oil and gas properties under construction	1,089,238	2,550,058
Total Property and Equipment	51,750,456	43,780,540

LAND USE RIGHTS, NET	42,041	45,076

LONG-TERM DEFERRED FINANCING COSTS, NET	790,820	-

TOTAL ASSETS	$66,560,347	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,872,590	$6,580,930
Current portion of secured debenture, net of discount	713,978	-
Other payables and accrued liabilities	893,731	1,020,980
Due to related parties	14,552	28,036
Note payable	-	273,444
Income tax and other taxes payable	5,374,902	2,687,449
Due to a stockholder	388,181	123,105
Total Current Liabilities	13,257,934	10,713,944

LONG-TERM LIABILITIES
Accounts payable	6,440,189	15,467,661
Secured debenture, net of discount	7,146,241	-
Deferred tax payable	295,373	543,100
Due to a related party	1,416,239	3,118,085
Total Long-term Liabilities	15,298,042	19,128,846

TOTAL LIABILITIES	28,555,976	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	2,287,855	1,124,964

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224	19,224
Additional paid-in capital	19,287,639	11,361,579
Deferred stock compensation	-	(27,125)
Retained earnings
Unappropriated	12,261,173	5,200,907
Appropriated	916,263	916,263
Accumulated other comprehensive income	3,232,217	1,364,236
Total Stockholders' Equity	35,716,516	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,560,347	$49,802,838

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)		(Unaudited)
	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
NET SALES	$14,167,538	$4,097,554	$24,991,512	$5,977,501

COST OF SALES
Production costs	782,972	627,808	1,495,277	964,598
Depreciation of oil and gas properties	2,506,302	850,602	4,380,994	1,239,829
Amortization of intangible assets	2,926	2,653	5,768	5,277
Government oil surcharge	3,173,380	495,456	5,384,700	652,587
Total Cost of Sales	6,465,580	1,976,519	11,266,739	2,862,291

GROSS PROFIT	7,701,958	2,121,035	13,724,773	3,115,210

OPERATING EXPENSES
Selling, general and administrative expenses	288,331	279,141	545,925	499,406
Professional fees	39,818	4,000	97,330	20,000
Consulting fees	146,208	27,125	227,838	54,250
Amortization of deferred financing costs	74,139	-	98,852	-
Amortization of discount on debenture	486,803	-	649,071	-
Depreciation of fixed assets	58,253	38,957	110,485	74,984
Total Operating Expenses	1,093,552	349,223	1,729,501	648,640

INCOME FROM OPERATIONS	6,608,406	1,771,812	11,995,272	2,466,570

OTHER INCOME (EXPENSE)
Other income	68,153	-	65,842	-
Other expense	(105,601)	-	(105,601)	-
Interest expense	(305,347)	(12,513)	(425,044)	(23,104)
Imputed interest expense	(5,845)	(829)	(32,741)	(132,675)
Interest income	25,924	242	29,966	490
Gain on disposal of fixed assets	-	14,757	-	14,757
Recovery of deposit from a supplier previously written off	-	356,094	-	356,094
Total Other Income (Expense), net	(322,716)	357,751	(467,578)	215,562

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	6,285,690	2,129,563	11,527,694	2,682,132

Income tax expense	(1,865,268)	(718,918)	(3,304,537)	(940,325)

Minority interests	(641,415)	(157,078)	(1,162,891)	(200,877)

NET INCOME	3,779,007	1,253,567	7,060,266	1,540,930

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	930,422	127,509	1,867,981	214,760

COMPREHENSIVE INCOME	$4,709,429	$1,381,076	$8,928,247	$1,755,690

Net income per share
- basic	$0.20	$0.04	$0.37	$0.05
- diluted	$0.19	$0.04	$0.36	$0.05

Weighted average number of shares outstanding during the period
- basic	19,224,080	29,004,300	19,224,080	29,113,583
- diluted	21,435,012	29,004,300	20,542,229	29,113,583

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 208 and 2007(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,060,266	$1,540,930
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Depreciation of oil and gas properties	4,380,994	1,239,829
Depreciation of fixed assets	110,485	74,984
Amortization of land use rights	5,768	5,277
Amortization of deferred financing costs	98,852	-
Amortization of discount on debenture	649,071	-
Amortization of stock option compensation	12,504	-
Warrants issued for services	91,963	-
Minority interests	1,162,891	200,877
Stocks issued for services	27,125	54,250
Imputed interest expenses	32,741	132,675
Gain on disposal of fixed assets	-	(14,757)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(3,362,131)	(1,085,112)
Prepaid expenses and other current assets	(2,099,397)	(45,705)
Due from related parties	-	(291,899)
Value added tax recoverable	111,227	234,501
Deferred financing costs	(1,186,229)	-
Increase (decrease) in:
Accounts payable	(9,735,812)	742,756
Other payables and accrued liabilities	(127,249)	88,642
Income tax and other tax payable	2,687,453)	849,949
Deferred tax payable	(247,727)	475,948
Net cash (used in) provided by operating activities	(327,205)	4,203,145
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(8,338,953)	(5,098,317)
Purchase of fixed assets	(596,055)	(157,094)
Additions to oil and gas properties under construction	(563,024)	(205,620)
Proceeds on disposal of fixed assets	-	23,286
Net cash used in investing activities	(9,498,032)	(5,437,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuances of notes payable	-	786,906
Repayment of note payable	-	(121,885)
Proceeds from issuance of secured debenture	15,000,000	-
Decrease in other loans payable	-	(25,612)
Increase in amount due to a stockholder	265,076	90,693
(Decrease) increase in amounts due to related parties	(1,715,330)	1,153,524
Net cash provided by financing activities	13,549,746	1,883,626
EFFECT OF EXCHANGE RATE ON CASH	(1,371,559)	(337,355)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,352,950	311,671
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,638	13,746
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,427,588	$325,417
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$2,851,704	$147,328
Interest expenses	$425,044	$23,104

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2   ORGANIZATION

China North East Petroleum Holdings Limited (“North East Petroleum”) was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”).

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 2   ORGANIZATION (CONTINUED)

Yu Qiao was incorporated in Song Yuan City, Jinlin Province, PRC on May 24, 2002 as a limited liability company. Yu Qiao is engaged in the extraction and production of crude oil in Jilin Province, PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. On May 28, 2002, Yu Qiao executed an Agreement of leasing 20.7 square kilometers of Qian’an 112 area to Hong Xiang Oil Development and Yu Qiao is entitled to 2% of total sales revenue as consideration. This agreement was cancelled upon the dissolution of Hong Xiang Oil Development.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4   SECURED DEBENTURE

The following is a summary of secured debenture at June 30, 2008 and December 31, 2007:
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

$15,000,000 8% Secured Debenture, net of unamortized
discount of $7,139,781 as of June 30, 2008 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 27, 2012	$7,860,219	$-
	7,860,219	-
Less: current maturities	(713,978)	-
Long-term portion	$7,146,241	$-

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to which, the Company  issued to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and issued to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. The Company also granted the Investor an option up to 24% of the registered capital of Song Yuan Technical at fair market value which option shall vest immediately on the date following the occurrence of an event of default.

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

The Company has recorded a cost of $7,788,852 for the beneficial conversion feature granted to the Investor. The beneficial conversion feature is reflected as a discount on the debenture and is being amortized as an interest expense over the term of the debenture.

Interest expense and discount amortized on the debenture for the six months ended June 30, 2008 were $407,671 and $649,071 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 5  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Six months ended June 30,
	2008	2007
Numerator:
Net income used in computing basis net income per share	$7,060	$1,541
Interest on 8% Secured Debenture	408	-
Net income used in computing diluted net income per share	$7,468	$1,541

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,224	29,114
Dilutive potential common stock:
Options and warrants	1,318	-
Shares used in computation of diluted net income per share	20,542	29,114
Basic net income per share	$0.37	$0.05
Diluted net income per share	$0.36	$0.05

For the six months ended June 30, 2008, options and warrants to purchase 4,020,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.81 were not included in the calculation because the effect is anti-dilutive.

	Three months ended June 30,
	2008	2007
Numerator:
Net income used in computing basis net income per share	$3,779	$1,254
Interest on 8% Secured Debenture	299	-
Net income used in computing diluted net income per share	$4,078	$1,254

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,224	29,004
Dilutive potential common stock:
Options and warrants	2,211	-
Shares used in computation of diluted net income per share	21,435	29,004
Basic net income per share	$0.20	$0.04
Diluted net income per share	$0.19	$0.04

For the three months ended June 30, 2008, the exercise price of all options and warrants were less than the average fair market value of the Company’s stock of $4.29. The options and warrants were included in the calculation because the effect is dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 6  COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from third parties under three operating leases which expire on September 20, 2023, June 30, 2015 and November 14, 2008 at annual rental of $182, $13,970 and $7,120 respectively.

As of June 30, 2008, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:
2008	$11,624
2009	14,152
2010	14,152
2011	14,152
Thereafter	51,034
$105,114

(B)  Capital commitments

As of June 30, 2008, the Company had capital commitments of $6,629,000 with two contractors for the completion of drilling of 27 oil wells under construction.

NOTE 7  STOCK-BASED COMPENSATION

On May 27, 2008, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of June 30, 2008, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 60,000 shares of its Common Stock (the “Options”) at an exercise price of $4.05 per share were outstanding. 25% of the Options shall vest upon grant and 25% shall vest every three months thereafter, these stock options granted shall expire one year after the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
1 year	173%	0%	2.15%	$4.05

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 2.15% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 7  STOCK-BASED COMPENSATION (CONTINUED)

The 60,000 stock options issued during the six months ended June 30, 2008 had a total fair value of approximately $150,048. The Company recognized $12,504 of staff compensation expenses included in general and administrative expenses for the six months ended June 30, 2008.

As of June 30, 2008, the total compensation cost related to stock options not yet recognized was $137,544 and these will be recognized over the next 11 months.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2007	-	-
Granted	60,000	$4.05
Forfeited	-	-
Exercised	-	-
Balance, June 30, 2008	60,000	$4.05

The following is a summary of the status of options outstanding at June 30, 2008:
Outstanding Options	Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	0.92 year	-	-	-

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 8  STOCKHOLDERS’ EQUITY

Issuance of warrants

Pursuant to a Consulting Agreement (“the Agreement”) with effect from January 1, 2008 for a term of one year, the Company issued to a consultant for Investor Relations Services a warrant for 50,000 shares of the common stock of the Company at an exercise price equal to $2.65 per share. The Company’s stock was trading at $2.36 at the time of issuance of the warrants. The warrant shall be exercisable as of the effective date of the Agreement. The warrant has been determined to have a market value of $54,112 using the Black-Scholes option pricing model with market value per common stock of $1.08, an exercise period of 1 year and a volatility of 130%. The Company expensed $27,056 for the six months ended June 30, 2008.

On February 28, 2008, the Company issued to a consultant five-year warrants exercisable for up to (i) 120,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 150,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 210,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights. The Company’s stock was trading at $2.14 at the time of issuance of warrants. The warrants have been determined to have a total market value of $778,885 using the Black-Scholes option pricing model with market value per common stock of $2.13, $1.47 and $1.44 for Class A Warrants, Class B Warrants and Class C Warrants respectively, an exercise period of 2 years and a volatility of 158%. The Company expensed $64,907 for the six months ended June 30, 2008.

NOTE 9  RELATED PARTY TRANSACTIONS

a)	As of June 30, 2008, the Company owed a stockholder of $388,181 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

b)	As of June 30, 2008, the Company owed a related party of $14,552 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

c)	As of June 30, 2008, the Company owed a related party of $1,416,239 which has no fixed terms of repayment. Imputed interest is computed at 5% per annum on the amount due.

d)	Total imputed interest expenses recorded as additional paid-in capital amounted to $32,741 for the six months ended June 30, 2008.

e)	The Company paid a stockholder $6,787 for leased office spaces for the six months ended June 30, 2008.

NOTE 10  CONCENTRATIONS AND RISKS

During 2008, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 11 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No.60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

NOTE 12  SUBSEQUENT EVENT

On July 18, 2008, the Board of Directors of Company approved equity awards to its named executive officers and certain director as bonuses, pursuant to its 2006 Stock Option/Stock Issuance Plan.  The named executive officers and director will receive the following equity awards.

Wang Hongjun, President and Chairman, will receive an option to purchase up to two hundred and thirty thousand (230,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  One hundred and fifteen thousand (115,000) of the shares are subject to the option vest and become exercisable on the grant date and one hundred and fifteen thousand (115,000) of the shares are subject to the option vest and become exercisable on the first anniversary of the grant date.  In addition, pursuant to the director compensation plan previously approved by the Board, Mr. Wang will receive an option to purchase up to twenty thousand (20,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  Five thousand (5,000) of the shares are subject to the option vest and become exercisable on the grant date and five thousand (5,000) shares are subject to the option vest and become exercisable every three months thereafter.

Yu Liguo, a director of the Company, will receive an option to purchase up to eighty thousand (80,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  Forty thousand (40,000) of the shares are subject to the option vest and become exercisable on the grant date and forty thousand (40,000) of the shares are subject to the option vest and become exercisable on the first anniversary of the grant date.  In addition, pursuant to the director compensation plan previously approved by the Board, Mr. Yu will receive an option to purchase up to twenty thousand (20,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  Five thousand (5,000) of the shares are subject to the option vest and become exercisable on the grant date and five thousand (5,000) shares are subject to the option vest and become exercisable every three months thereafter.

Zhang Yang, Chief Financial Officer, will receive a stock award of one hundred thousand (100,000) shares of common stock.  Fifty thousand (50,000) of the shares will vest on the grant date and fifty thousand (50,000) of the shares will vest on the first anniversary of the grant date.

Jiang Chao, Executive Vice President of Finance, will receive a stock award of twenty thousand (20,000) shares of common stock.  Ten thousand (10,000) of the shares will vest on the grant date and ten thousand (10,000) of the shares will vest on the first anniversary of the grant date.

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

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. We currently operate 188 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage (Gross developed and undeveloped)	Producing Oil Wells	Proved Reserves (Bbls)
Qian’an 112	5,115	163	1,963,319
Daan 34	2,298	7	168,335
Gudian 31	1,779	7	62,533
Hetingbao 301	2,471	11	274,637

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

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hong Jun (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of Song Yuan North East Petroleum Technical Service Co. Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. The Company owns a 90% equity interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% equity interest in Song Yuan Technical.

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

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, the former owners of Yu Qiao, Wang Pingwu and Meng Xiangyun, held 10%, and 20% of the equity interests, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical. The laws of the PRC govern the agreements by which the Company acquired Yu Qiao and by which the former owners of Yu Qiao hold equity interests in trust. See “Regulations Affecting Our Business” under “Risk Factors.” Subsequently, on March 17, 2008, Song Yuan Technical acquired from Meng Xiangyun the 20% equity interest which he had held in Yu Qiao. Accordingly, Song Yuan Technical currently directly holds a 90% equity interest in Yu Qiao, while Wang Hongjun holds a 10% equity interest in Yu Qiao in trust for the benefit of Song Yuan Technical. Thus the Company, through Song Yuan Technical, currently effectively controls 90% of the equity interests in Yu Qiao, while the remaining 10% equity interests in Yu Qiao is effectively controlled by Ms. Ju.

Oil and Gas Properties and Activities

As of June 30, 2008, the Company had a total of 188 producing wells, including 163 producing wells at the Qian’an 112 oilfield, 11 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield. There were 103 traditional sucker-rod pumping machines in operation.

All of the Company’s crude oil production is sold to the Jilin Refinery of PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away, the Hetingbao 301 oilfield is three kilometers away, the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to Mean of Platts Singapore (“MOPS”) price for the previous month. MOPS price is the mean price of oil traded through Singapore as per data from Platts, a commodity and trading company. The price is FOB the Jilin Refinery.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Revenues. Revenues for the quarter ended June 30, 2008 were $14,167,538 compared to $4,097,554 for the quarter ended June 30, 2007, an increase of $10,069,984, or 246%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the three months ended June 30, 2008 was 18,319 tons compared to 8,365 tons for the same quarter in 2007.  The increase in production was mainly because of (i) refracturing and other technical improvements made on the existing wells; (ii) water injection network which efficiently prevented the decrease of production of existing wells and maintain certain production levels of such wells; and (iii) 27 new wells brought into production during the second quarter of 2008.

Cost of sales.  Cost of sales increased by 227% from $1,976,519 for the three months ended June 30, 2007 to $6,465,580 for the three months ended June 30, 2008.  The increase in cost of sales resulted primarily from the increase in production, depreciation of oil and gas properties and the payment of oil surcharge.  For the three months ended June 30, 2008, the Company paid an oil surcharge of $3,173,380 to the PRC government as compared to $495,456 paid for the same quarter in 2007.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  In addition, depreciation of oil and gas properties increased from $850,602 for the three months period ended June 30, 2007 to $2,506,302 for the three months period ended June 30, 2008, an increase of 195%.  The increase in the depreciation of oil and gas properties was mainly attributable to cost associated with the addition of 23 new wells brought into production during the second quarter of 2008.

Operating Expenses. Operating expenses increased by 213% from $349,223 for the three months ended June 30, 2007 to $1,093,552 for the three months ended June 30, 2008.  The increase is primarily a result of increase in (i) amortization of deferred financing costs; (ii) amortization of discount of debenture and (iii) consulting fees.

Net Income.  Net income increased by 201% from $1,253,567 for the three months ended June 30, 2007 to $3,779,007 for the three months ended June 30, 2008, primarily as a result of a 246% increase in sales as described above.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Revenues. Revenues for the six months ended June 30, 2008 were $24,991,512 compared to $5,977,501 for the six months ended June 30, 2007, an increase of $19,014,011, or 318%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the six months ended June 30, 2008 was 33,883 tons compared to 12,732 tons for the same six months in 2007.  The increase in production was mainly because of (i) refracturing and other technical improvements made on the existing wells; (ii) water injection network which efficiently prevented the decrease of production of existing wells and maintain certain production levels of such wells; and (iii) 31 new wells brought into production during the first two quarters of 2008.

Cost of sales.  Cost of sales increased by 294% from $2,862,291 for the six months ended June 30, 2007 to $11,266,739 for the six months ended June 30, 2008.  The increase in cost of sales resulted primarily from the increase in production and the payment of oil surcharge.  For the six months ended June 30, 2008, the Company paid an oil surcharge of $5,384,700 to the PRC government as compared to $652,587 paid for the same six months in 2007.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  In addition, depreciation of oil and gas properties increased from $1,239,829 for the six months period ended June 30, 2007 to $4,380,994 for the three months period ended June 30, 2008, an increase of 253%. The increase in the depreciation of oil and gas properties was mainly attributable to cost associated with the addition of 31 new wells brought into production during the first six months of 2008

Operating Expenses. Operating expenses increased by 167% from $648,640 for the six months ended June 30, 2007 to $1,729,501 for the six months ended June 30, 2008.  The increase is primarily a result of increase in (i) amortization of deferred financing costs; (ii) amortization of discount of debenture and (iii) consulting fees.

Net Income.  Net income increased by 358% from $1,540,930 for the six months ended June 30, 2007 to $7,060,266 for the six months ended June 30, 2008, primarily as a result of a 318% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had cash and cash equivalents of $2,427,588, total current assets of $13,977,030 and current liabilities of approximately $13,257,934.  For the six months ended June 30, 2008, our primary source of liquidity was approximately $13,549,746 in cash provided by financing activities.

Net cash used in operating activities was $327,205 for the six months ended June 30, 2008 compared to net cash provided by operating activities of $4,203,145 for the same period in 2007. The decrease in net cash provided by operating activities is primarily related to increase in operating liabilities during the six months period ended June 30, 2008, including, accounts receivable of $3,362,131, prepaid expenses related to drilling of new wells in the amount of $2,099,397, deferred financing cost of $1,186,229 and accounts payable in the amount of $9,735,812 primarily comprised of costs related to the drilling of well accrued in 2007. The accounts receivable is due to the increase in production and sales of crude oil to PetroChina and a 15-day time lag in payment from PetroChina.

Net cash used in investing activities was $9,498,032 for the six months ended June 30, 2008 compared to $5,437,745 for the same period in 2007. This decrease is primarily due to the increase in purchase of oil and gas properties of $3,240,636 during the six months ended June 30, 2008 associated with the cost of drilling and bringing new wells into production.

Net cash provided by financing activities was $13,549,746 for the six months ended June 30, 2008 as a result of the financing by Lotusbox Investments Limited completed in the first quarter of 2008.

The Company has paid for the development and oil wells under construction with cash from operations as well as by funds raised as a result of the financing by Lotusbox Investments Limited. To fully implement the Company’s business plan and growth strategy the Company may require additional resources. The Company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan.

Capital Commitments

As of June 30, 2008, the Company had capital commitments of $6,629,000 with two contractors for the completion of drilling of 27 oil wells under construction.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

China North East Petroleum Holdings Limited

August 14, 2008	By:	/s/ Wang Hongjun
Wang Hongjun
President
(Principal Executive Officer)

/s/ Zhang Yang
August 14, 2008		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)