Form 10-Q
period 2008-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2008-11-14
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from	to

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

Number of shares of common stock outstanding as of November 12, 2008: 20,784,080

INDEX TO FORM 10-Q
			Page No.
PART I
Item	1.	Financial Statements	2

		Condensed Consolidated Balance Sheet – September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

		Condensed Consolidated Statements of Operations and Comprehensive Income - three and nine months ended September 30, 2008 and 2007 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and 2007 (Unaudited)	4

		Notes to Condensed Consolidated Financial Statements as of September 30, 2008 (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item	4T.	Controls and Procedures	19

PART II

Item	1.	Legal Proceedings	20

Item	1A.	Risk Factors	20

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item	3.	Defaults Upon Senior Securities	20

Item	4.	Submission of Matters to a Vote of Security Holders	20

Item	5.	Other Information	20

Item	6.	Exhibits	21

SIGNATURES			22

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

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,762,017	$74,638
Accounts receivable, net	10,595,234	4,852,633
Prepaid expenses and other current assets	2,261,853	398,046
Current portion of deferred financing costs, net	296,557	-
Value added tax recoverable	-	651,905
Total Current Assets	20,915,661	5,977,222

PROPERTY AND EQUIPMENT
Oil and gas properties, net	56,007,998	40,345,008
Fixed assets, net	1,462,703	885,474
Oil and gas properties under construction	784,851	2,550,058
Total Property and Equipment	58,255,552	43,780,540

LAND USE RIGHTS, NET	39,168	45,076

LONG-TERM DEFERRED FINANCING COSTS, NET	716,680	-

DEFERRED TAX ASSETS	209,102	-

TOTAL ASSETS	$80,136,163	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,806,009	$6,580,930
Current portion of secured debenture, net of discount	1,399,451	-
Other payables and accrued liabilities	825,947	1,020,980
Due to related parties	14,588	28,036
Note payable	-	273,444
Income tax and other taxes payable	7,605,514	2,687,449
Due to a stockholder	783,258	123,105
Total Current Liabilities	21,434,767	10,713,944

LONG-TERM LIABILITIES
Accounts payable	7,783,956	15,467,661
Secured debenture, net of discount	6,197,571	-
Deferred tax payable	-	543,100
Due to a related party	486,714	3,118,085
Total Long-term Liabilities	14,468,241	19,128,846

TOTAL LIABILITIES	35,903,008	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	3,014,421	1,124,964

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 150,000,000 shares authorized,
20,784,080 shares issued and outstanding as of
September 30, 2008; 19,224,080 shares issued and
outstanding as of December 31, 2007)	20,784	19,224
Additional paid-in capital	21,147,979	11,361,579
Deferred stock compensation	(1,451,250)	(27,125)
Retained earnings
Unappropriated	17,200,090	5,200,907
Appropriated	916,263	916,263
Accumulated other comprehensive income	3,384,868	1,364,236
Total Stockholders' Equity	41,218,734	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,136,163	$49,802,838

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)		(Unaudited)
	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

NET SALES	$19,060,007	$5,826,506	$44,051,519	$11,804,007

COST OF SALES
Production costs	895,155	704,568	2,390,432	1,669,166
Depreciation of oil and gas properties	3,774,327	1,361,732	8,155,321	2,601,561
Amortization of land use rights	2,975	2,695	8,743	7,972
Government oil surcharge	4,480,955	848,315	9,865,655	1,500,902
Total Cost of Sales	9,153,412	2,917,310	20,420,151	5,779,601

GROSS PROFIT	9,906,595	2,909,196	23,631,368	6,024,406

OPERATING EXPENSES
Selling, general and administrative expenses	793,479	194,697	1,339,404	694,103
Professional fees	42,850	26,245	140,180	46,245
Consulting fees	91,926	27,125	319,764	81,375
Depreciation of fixed assets	50,445	42,609	160,930	117,593
Total Operating Expenses	978,700	290,676	1,960,278	939,316

INCOME FROM OPERATIONS	8,927,895	2,618,520	21,671,090	5,085,090

OTHER INCOME (EXPENSE)
Other income	809	-	66,651	-
Other expense	(2,000)	(3,878)	(107,601)	(3,878)
Interest expense	(296,761)	(28,186)	(721,805)	(51,290)
Amortization of deferred financing costs	(74,140)	-	(172,992)	-
Amortization of discount on debenture	(486,803)	-	(1,135,874)	-
Imputed interest expense	(16,794)	(6,404)	(49,535)	(139,079)
Interest income	4,238	615	34,204	1,105
Gain on disposal of fixed assets	-	460	-	15,217
Recovery of deposit from a supplier previously written off	-	2,515	-	358,609
Total Other Income (Expense), net	(871,451)	(34,878)	(2,086,952)	180,684

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	8,056,444	2,583,642	19,584,138	5,265,774

Income tax expense	(2,390,961)	(885,188)	(5,695,498)	(1,825,513)

Minority interests	(726,566)	(198,959)	(1,889,457)	(399,836)

NET INCOME	4,938,917	1,499,495	11,999,183	3,040,425

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	152,651	235,873	2,020,632	450,633

COMPREHENSIVE INCOME	$5,091,568	$1,735,368	$14,019,815	$3,491,058

Net income per share
- basic	$0.25	$0.08	$0.62	$0.12
- diluted	$0.24	$0.08	$0.61	$0.12

Weighted average number of shares outstanding during the period
- basic	19,987,123	19,224,080	19,480,284	25,780,857
- diluted	20,676,711	19,224,080	19,624,216	25,780,857

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007 (Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,999,183	$3,040,425
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation of oil and gas properties	8,155,321	2,601,561
Depreciation of fixed assets	160,930	117,593
Amortization of land use rights	8,743	7,972
Amortization of deferred financing costs	172,992	-
Amortization of discount on debenture	1,135,874	-
Amortization of stock option compensation	163,402	-
Warrants issued for services	154,171	-
Minority interests	1,889,457	399,836
Stocks issued for services	27,125	81,375
Stocks-based compensation for service	168,750	-
Imputed interest expenses	49,535	139,079
Gain on disposal of fixed assets	-	(15,217)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(5,742,601)	(2,026,688)
Prepaid expenses and other current assets	(1,863,807)	(262,501)
Due from related parties	-	38,692
Value added tax recoverable	651,905	(1,200,623)
Deferred financing costs	(1,186,229)	-
Deferred tax assets	(209,102)	-
Increase (decrease) in:
Accounts payable	(3,458,626)	3,781,456
Other payables and accrued liabilities	(195,033)	(2,824)
Income tax and other taxes payable	4,918,065	2,123,234
Deferred tax payable	(543,100)	363,774
Net cash provided by operating activities	16,456,955	9,187,144

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(18,300,636)	(8,992,444)
Purchase of fixed assets	(668,233)	(321,211)
Additions to oil and gas properties under construction	(649,786)	(714,885)
Proceeds on disposal of fixed assets	-	23,451
Net cash used in investing activities	(19,618,655)	(10,005,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuances of notes payable	-	798,128
Repayment of note payable	-	(133,021)
Proceeds from issuance of secured debenture	15,000,000	-
Repayment of secured debenture	(750,000)	-
Decrease in other loans payable	-	(25,612)
Proceeds from exercise of stock warrants	12,000	-
Increase in due to a stockholder	660,153	146,813
(Decrease) increase in due to related parties	(2,644,819)	1,280,048
Net cash provided by financing activities	12,277,334	2,066,356

EFFECT OF EXCHANGE RATE ON CASH	(1,428,255)	(950,576)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,687,379	297,835

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,638	13,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,762,017	$311,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$4,932,518	$208,315

Interest expense	$721,805	$51,290

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
During 2008, the Company issued 360,000 shares of common stock valued at $1,620,000 as employee stock bonuses.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”) was incorporated in the People’s Republic of China (“PRC”) on December 5, 2003 to provide technical advisory services to oil and gas exploration companies in the PRC.

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) which is engaged in the exploration and production of crude oil in the Jilin Oil Region, of the PRC.  In December 2002, Hong Xiang Oil Development entered into an oil lease agreement with Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) to develop the proven reserves in the Qian’an Oil Field Zone 112 (Qian’an 112) in Jilin Oil Region for 20 years.

During 2004, Draco executed a Plan of Exchange to acquire 100% of Hong Xiang Petroleum Group.

On July 26, 2006, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with a principal stockholder and a related party, hereafter referred to as the “Related Parties,” to acquire oil and gas properties for the exploration of crude oil in the PRC.  Pursuant to the JV Agreement, the Company and the Related Parties each contributed $1 million and $121,000, respectively, to the registered capital of Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”) for a 90% and 10% share respectively of the equity and profit interests of Song Yuan Technical.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 2   ORGANIZATION (CONTINUED)

After the acquisition of Yu Qiao, the oil lease agreement between Yu Qiao and Hong Xiang Oil Development was rescinded and Hong Xiang Technical and Hong Xiang Oil Development were dissolved in March 2007.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4   SECURED DEBENTURE

The following is a summary of secured debenture at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

8% Secured Debenture, net of unamortized discount of
$6,652,978 as of September 30, 2008 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 27, 2012	$7,597,022	$-
	7,597,022	-
Less: current maturities	(1,399,451)	-
Long-term portion	$6,197,571	$-

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company  issued to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and issued to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. The Company also granted the Investor an option to purchase up to 24% of the registered capital of Song Yuan Technical at a fair market value which option shall vest immediately on the date following the occurrence of an event of default.

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

Interest expense and discount amortized on the debenture for the nine months ended September 30, 2008 were $704,249 and $1,135,874 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Nine months ended Sep 30,
	2008	2007
Numerator:
Net income used in computing basis net income per share	$11,999	$3,040
Net income used in computing diluted net income per share	$11,999	$3,040

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,480	25,781
Dilutive potential common stock:
Options and warrants	144	-
Shares used in computation of diluted net income per share	19,624	25,781
Basic net income per share	$0.62	$0.12
Diluted net income per share	$0.61	$0.12

For the nine months ended September 30, 2008, options and warrants to purchase 2,720,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $3.23 were not included in the calculation because the effect is anti-dilutive.

	Three months ended Sep 30,
	2008	2007
Numerator:
Net income used in computing basis net income per share	$4,939	$1,499
Net income used in computing diluted net income per share	$4,939	$1,499

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,987	19,224
Dilutive potential common stock:
Options and warrants	690	-
Shares used in computation of diluted net income per share	20,677	19,224
Basic net income per share	$0.25	$0.08
Diluted net income per share	$0.24	$0.08

For the three months ended September 30, 2008, options and warrants to purchase 410,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $3.89 were not included in the calculation because the effect is anti-dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 6  COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from third parties under four operating leases which expire on September 20, 2023, June 30, 2015, November 14, 2008 and September 14, 2009 at annual rental of $182, $14,004, $10,941 and $37,200 respectively.

As of September 30, 2008, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2008	$14,670
2009	40,536
2010	14,186
2011	14,186
Thereafter	51,152
$134,730

(B)  Capital commitments

As of September 30, 2008, the Company had capital commitments of $3,888,000 with a contractor for the completion of drilling of 17 oil wells under construction.

NOTE 7  STOCK-BASED COMPENSATION

From May 2008 to September 2008, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of September 30, 2008, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 410,000 shares of its Common Stock (the “Options”) at an exercise price from $4.05 to $4.50 per share were outstanding. 25% of the 100,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, these stock options granted shall expire one year after the grant date. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
1 to 2 years	131 to 173%	0%	2.15% to 2.66%	$4.05 to $4.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 2.15% to 2.66% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 7  STOCK-BASED COMPENSATION (CONTINUED)

The 410,000 stock options issued during the nine months ended September 30, 2008 had a total fair value of approximately $1,150,031. The Company recognized $163,402 of staff compensation expenses included in selling, general and administrative expenses for the nine months ended September 30, 2008.

As of September 30, 2008, the total compensation cost related to stock options not yet recognized was $986,629 and these will be recognized over the next 2 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2007	-	-
Granted	410,000	$4.43
Forfeited	-	-
Exercised	-	-
Balance, September 30, 2008	410,000	$4.43

The following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	0.58 year	-	-	-
$4.50	310,000	1.79 year	-	-	-
$4.50	40,000	0.79 year	-	-	-

NOTE 8  STOCKHOLDERS’ EQUITY

(A) Issuance of warrants

Pursuant to a Consulting Agreement (“the Agreement”) with effect from January 1, 2008 for a term of one year, the Company issued to a consultant for Investor Relations Services a warrant for 50,000 shares of the common stock of the Company at an exercise price equal to $2.65 per share. The Company’s stock was trading at $2.36 at the time of issuance of the warrants. The warrant shall be exercisable as of the effective date of the Agreement. The warrant has been determined to have a market value of $54,112 using the Black-Scholes option pricing model with market value per common stock of $1.08, an exercise period of 1 year and a volatility of 130%. The Company expensed $40,584 for the nine months ended September 30, 2008.

On February 28, 2008, the Company issued to a consultant five-year warrants exercisable for up to (i) 120,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 150,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 210,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights. The Company’s stock was trading at $2.14 at the time of issuance of warrants. The warrants have been determined to have a total market value of $778,885 using the Black-Scholes option pricing model with market value per common stock of $2.13, $1.47 and $1.44 for Class A Warrants, Class B Warrants and Class C Warrants respectively, an exercise period of 2 years and a volatility of 158%. The Company expensed $113,587 for the nine months ended September 30, 2008.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8  STOCKHOLDERS’ EQUITY (CONTINUED)

(B) Stock issuances

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $168,750 during the nine months ended September 30, 2008 and recorded deferred stock compensation of $1,451,250 as of September 30, 2008 for these services.

On August 26, 2008, Class A Warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.01 per share were exercised.

NOTE 9  RELATED PARTY TRANSACTIONS

a)	As of September 30, 2008, the Company owed a stockholder of $783,258 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

b)	As of September 30, 2008, the Company owed a related party of $14,588 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

c)	As of September 30, 2008, the Company owed a related party of $486,714 which is repayable in December 2009. Imputed interest is computed at 5% per annum on the amount due.

d)	Total imputed interest expenses recorded as additional paid-in capital amounted to $49,535 for the nine months ended September 30, 2008.

e)	The Company paid a stockholder $10,287 for leased office spaces for the nine months ended September 30, 2008.

NOTE 10  CONCENTRATIONS AND RISKS

During 2008, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

NOTE 11  RECLASSIFICATIONS

The Company has reclassified certain financing costs as other expenses to confirm to the current period’s presentation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 12 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	Deviations in and volatility of the market price of crude oil produced by us;
•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production;
•	Timing and amount of production;
•	The availability of, and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;
•	Fluctuations in foreign currency exchange rates and interest rates;
•	Our ability to find, acquire, lease, develop, and produce from new properties; and
•	The other risks and uncertainties which are described below under “RISK FACTORS.”

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. We currently operate 214 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities
Field	Acreage	Producing wells #	Proven Reserves (bbls)
Qian112	5,115	190	1,963,319
Da34	2,298	7	168,335
Gu31	1,779	7	62,533
He301	2,471	14	274,637
Total	11,663	218	2,468,824

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

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in Long De in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical additionally acquired an additional 20% equity interest in LongDe, of which it acquired a 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai ChangShan holding the remaining 10% in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

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

Oil and Gas Properties and Activities

As of September 30, 2008, the Company had a total of 218 producing wells, including 190 producing wells at the Qian’an 112 oilfield, 14 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield.
All of the Company’s crude oil production is sold to the Jilin Refinery of PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away, the Hetingbao 301 oilfield is three kilometers away, the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is an international commodity and trading company that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. The price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot.

PetroChina pays the Company monthly in arrears, on approximately the 15th day after the end of each month.  The amount paid to the Company in the first two months of each calendar quarter is decreased by the amount of oil surcharge tax the Company will owe to the PRC government at the end of that calendar quarter.  PetroChina holds those amounts back from the Company until the end of each calendar quarter, and then pays those amounts to the Company with the balance due for oil deliveries in the final month of the quarter.  For this reason, the Accounts Receivable balance at the end of each quarter is larger than the prior month’s oil sales revenue, because it includes the oil surcharge tax amounts the Company owes for the first two months of the quarter.  For example, as of September 30, 2008, the Company’s Accounts Receivable balance totaled $10,595,234, which is all due to the Company from PetroChina, and includes amounts related to the following items:

September Oil Sales, net of oil surcharge:	$6,114,279
Quarterly total oil surcharge:	$4,480,955

Operating Performance

Our operating performance is influenced by several factors, the most significant of which are the price we receive for our oil and the quantities of oil that we are able to produce.  The world price for oil has overall influence on the prices that we receive for our oil production.  The prices received for different grades of oil are based upon the world price of oil, which is then adjusted based upon the particular grade.  Typically light oil is sold at a premium, while heavy grades of crude (such as the type we produce from the four fields we operate) are discounted.

Our oil development and acquisition activities require substantial and continuing capital expenditures.  Historically, the sources of financing to fund our capital expenditures have included:

•	Cash flow from operations;
•	Sales of equity securities;
•	Loans from shareholders; and
•	Extension of credit from our suppliers, including particularly our suppliers of well drilling and completion services.

For the three months ended September 30, 2008 (the “Current Quarter”), the sale price we received for our crude oil production averaged $111.90 per barrel, compared with $72.90 per barrel for the three months ended September 30, 2007 (the “Comparable Quarter”).  For the nine months ended September 30, 2008 (the “Current Period”), the sale price we received for our crude oil production average $103.60 per barrel, compared with $65.80 per barrel for the nine months ended September 30, 2007 (the “Comparable Period”).

Our oil producing activities are accounted for using the full cost method of accounting.  Under this accounting method, we capitalize all costs incurred in connection with the acquisition of oil properties and the exploration for and development of oil reserves.  These costs include lease acquisition costs, geological and geophysical expenditures, costs of drilling productive and non-productive wells (to date, all of the wells we have drilled have been productive wells), conversion of productive wells into production support infrastructure such as water-injection wells, and overhead expenses directly related to land and property acquisition and exploration and development activities.  Proceeds from the disposition of oil properties are accounted for as a reduction in capitalized costs, with no gain or loss recognized unless a disposition involves a material change in the relationship between capitalized costs and reserves, in which case the gain or loss is recognized.

Depreciation of the capitalized costs of oil properties, including estimated future development costs, is based upon estimates of proved oil reserves and production.  Unproved oil properties are not amortized, but are individually assessed for impairment.  The cost of any impaired property is transferred to the balance of oil properties being depleted.  Reserve values are calculated annually, at our fiscal year-end, by a third-party geological consulting company, and are estimated in accordance with Statement of Financial Accounting Standards No. 19 (“FAS 19”) – Financial Accounting and Reporting by Oil and Gas Producing Companies (as amended), SEC Regulation S-K and Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, and the SEC’s Industry Guide 2.

Production, Average Sales Prices, and Production Costs

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for each of the three and nine months ended September 30, 2008 and September 30, 2007.

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Oil Output (Bbl)	172,730	86,222	422,788	174,280
Avg. Sale Price ($/bbl)	$111.90	$72.90	$103.60	$65.80

Operating Revenue	$19,060,007	$5,826,506	$44,051,519	$11,804,007

Cost of Sales
Production Costs	895,155	704,568	2,390,432	1,669,166
Depreciation	3,774,327	1,361,732	8,155,321	2,601,561
Amortization	2,975	2,695	8,743	7,972
Oil Surcharge	4,480,955	848,315	9,865,655	1,500,902

Gross Profit	$9,906,595	$2,909,196	$23,631,368	$6,024,406

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Revenues. Revenues for the Current Quarter were $19,060,007 compared to $5,826,506 for the Comparable Quarter, an increase of $13,233,501, or 227%. This increase was due to an increase in both crude oil production and the average price we received for our crude oil.  Our output of crude oil for the Current Quarter was 172,730 barrels compared to 86,222 barrels for the Comparable Quarter.  The increase in production was mainly because of (i) refracturing and other technical improvements made on the existing wells; (ii) implementation of a water injection network which efficiently prevented the decrease of production of existing wells and helped to maintain certain production levels of such wells; and (iii) 30 new wells brought into production during the third quarter of 2008.

Cost of sales.  Cost of sales increased by 214% from $2,917,310 for the three months ended September 30, 2007 to $9,153,412 for the three months ended September 30, 2008.  The increase in cost of sales resulted primarily from increases in direct production costs, depreciation of oil and gas properties, and the payment of the government oil surcharge.  For the three months ended September 30, 2008, the Company paid an oil surcharge of $4,480,955 to the PRC government as compared to $848,315 paid for the same quarter in 2007.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.  In addition, depreciation of oil and gas properties increased from $1,361,732 for the three months period ended September 30, 2007 to $3,774,327 for the three months period ended September 30, 2008, an increase of 177%.  The increase in the depreciation of oil and gas properties was mainly attributable to the higher volumes of oil produced and the addition of 30 new wells to the depreciable production equipment base during the third quarter of 2008.

Operating Expenses. Operating expenses totaled $978,700 for the Current Quarter, compared to $290,676 for the Comparable Quarter, an increase of 237% .  This increase is primarily a result of an increase of approximately $600,000 in selling, general and administrative costs.  This increase includes $319,648 of non-cash charges associated with common stock and option grants made to officers, directors and senior staff of the company.

Other Income (Expense).  Other expenses increased from $34,878 for the three months ended September 30, 2007 to $871,451 for the three months ended September 30, 2008.  This increase is primarily the result of increases in (i) amortization of discount on debenture and (ii) interest expense.  The amount of amortization of discount on debenture recorded in the Current Quarter was $486,803, compared with $0 in the Comparable Quarter.

Net Income.  Net income increased by 229% from $1,499,495 for the three months ended September 30, 2007 to $4,938,917 for the three months ended September 30, 2008, primarily as a result of a 227% increase in sales as described above.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Revenues. Revenues for the nine months ended September 30, 2008 were $44,051,519 compared to $11,804,007 for the nine months ended September 30, 2007, an increase of $32,247,512, or 273%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the nine months ended September 30, 2008 was 422,788 barrels compared to 174,280 barrels for the same nine months in 2007.  The increase in production was mainly because of (i) refracturing and other technical improvements made on the existing wells; (ii) implementation of a water injection network which efficiently prevented the decrease of production of existing wells and helped to maintain certain production levels of such wells; and (iii) 61 new wells brought into production during the first three quarters of 2008.

Cost of sales.  Cost of sales increased by 253% from $5,779,601 for the nine months ended September 30, 2007 to $20,420,151 for the nine months ended September 30, 2008.  The increase in cost of sales resulted primarily from the increase in production volumes and the payment of oil surcharge.  For the nine months ended September 30, 2008, the Company paid an oil surcharge of $9,865,655 to the PRC government as compared to $1,500,902 paid for the same nine months in 2007.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  In addition, depreciation of oil and gas properties increased from $2,601,561 for the nine months period ended September 30, 2007 to $8,155,321 for the nine months period ended September 30, 2008, an increase of 214%. The increase in the depreciation of oil and gas properties was mainly attributable to the increased volume of crude oil produced and the addition of depreciable assets associated with the 61 new wells brought into production during the first nine months of 2008.

Operating Expenses. Operating expenses increased by 109% from $939,316 for the nine months ended September 30, 2007 to $1,960,278 for the nine months ended September 30, 2008.  This increase is primarily a result of an increase of approximately $645,000 in selling, general and administrative costs and $240,000 in consulting fees.

Other Income (Expense).  Other income decreased from $180,684 for the nine months ended September 30, 2007 to a total expense of $2,086,952 for the nine months ended September 30, 2008.  This decrease in other income (expense) is primarily the result of increases in (i) amortization of discount on debenture and (ii) interest expense.  The amount of amortization of discount on debenture recorded in the Current Period was $1,135,874, compared to $0 in the Comparable Period.

Net Income.  Net income increased by 295% from $3,040,425 for the nine months ended September 30, 2007 to $11,999,183 for the nine months ended September 30, 2008, primarily as a result of a 273% increase in sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of September 30, 2008, the Company had cash and cash equivalents of $7,762,017, total current assets of $20,915,661 and current liabilities of approximately $21,434,767.  For the nine months ended September 30, 2008, our primary sources of liquidity were approximately $16,456,955 provide by operating activities and approximately $12,277,334 in cash provided by financing activities.

Net cash provided by operating activities was $16,456,955 for the Current Period compared to net cash provided by operating activities of $9,187,144 for the Comparable Period. The increase in net cash provided by operating activities is primarily related to the increase in net income and non-cash charges such as depreciation and amortization during the nine month period ended September 30, 2008.  Additionally, an increase in the amount of income tax payable provided substantial operating cash flow for the Company.  These factors were somewhat offset by increases in accounts receivable of $5,742,601, increased prepaid expenses related to the drilling of new wells in the amount of $1,863,807, deferred financing costs of $1,186,229 and a reduction in the amount of accounts payable in the amount of $3,458,626.

The reduction in accounts payable relates primarily to costs related to the drilling of wells accrued in 2007.  The Company seeks to strategically manage the level of trade credit that it has outstanding with key well drilling and completion suppliers, and at times elects to pay down the current and long-term accounts payable balances with these suppliers in advance of stated due dates in order to strengthen the Company’s negotiating leverage with these suppliers for current and/or future drilling projects.  The increase in accounts receivable is due to the increase in sales of crude oil to PetroChina during the quarter.

Net cash used in investing activities was $19,618,655 for the nine months ended September 30, 2008 compared to $10,005,089 for the same period in 2007. This increase is primarily due to the increase in purchase of oil and gas properties of $9,308,192 during the nine months ended September 30, 2008 associated with the cost of drilling and bringing new wells into production.

Net cash provided by financing activities was $12,277,334 for the nine months ended September 30, 2008, primarily as a result of the financing by Lotusbox Investments Limited, which was completed in the first quarter of 2008.

The Company has paid for the development of its producing oil wells and oil wells under construction with cash from operations as well as by funds raised as a result of the financing by Lotusbox Investments Limited. To fully implement the Company’s business plan and growth strategy the Company may require additional resources.  The Company is continually evaluating opportunities to expand production and grow the Company’s operations, including via acquisition of additional leased oil fields or expansion into related businesses such as the provision of oil field services. The Company’s ability to obtain additional capital to achieve certain of these expansion goals will depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which could be substantial given the Company’s business and development goals.  However, the Company anticipates that cash flows from operations will be sufficient to fund continued development at the four oil fields it currently operates.

Capital Commitments

As of September 30, 2008, the Company had capital commitments of $3,888,000 with a contractor for the completion of drilling of 17 oil wells under construction.

Crude Oil Price Trends

Changes in crude oil prices significantly affect our revenues, financial condition and cash flows.  Markets for crude oil have historically been volatile and we expect this trend to continue.  Prices for crude oil typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, economic, political and other factors beyond our control.  Although we are unable to accurately predict the prices we receive for our oil, any significant or sustained decline in oil prices may materially adversely affect our financial condition, liquidity, ability to obtain future debt or equity financing and operating results.

Production Trends
Like all other oil exploration and production companies, we experience natural production declines at existing wells.  We recognize that oil production from a given well naturally decreases over time and that a downward trend in our overall production could occur unless the natural declines are offset by additional production from new wells, investment in measures to increase the production from existing wells (such as CO2 and water injection), or acquisitions of producing properties.  If any production declines we experience are other than a temporary trend, and if we cannot economically replace our reserves, our results may be materially adversely affected and our stock price may decline.  Our future growth will depend upon our ability to continue to add oil reserves in excess of our production at a reasonable cost.
We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As we have currently drilled only 218 wells out of the 675 wells that we believe can be drilled in our four oilfields (as of September 30, 2008), we anticipate that we will continue to increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends
Drilling, workover and maintenance activity in northeastern Chinese oil fields continues at a historically high level.  Service rates charged by oil field service companies have increased, as they have in other parts of the world.  These increased cost levels have affected our production costs, and further increases are possible.  However, we believe we face relatively low operating costs compared to other oil producing regions around the globe.  We also are somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $25.90 per barrel, as compared to $9.80 per barrel in the Comparable Quarter.

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

In response to the Company's complaint and the issuance of the injunction against it, Topworth filed an answer to the complaint and a counterclaim against the Company, Wei Guo Ping, and Wang Hong Jun on December 11, 2007.  Topworth asserts various legal theories that contend it performed consulting services to the Company; was entitled to all of the disputed stock as compensation for services; and was improperly required to return some of the disputed stock to the Company.    The Company filed a motion to dismiss Topworth's Counterclaim.  The Company's motion to dismiss Topworth's Counterclaim was denied, but the court required Topworth to file another amended Answer and Counterclaim to clarify its claims against the Company.  To date, Topworth has yet to file the required amendments to its Answer and Counterclaim.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008.

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

China North East Petroleum Holdings Limited

November 14, 2008	By:	/s/ Wang Hongjun
Wang Hongjun
President
(Principal Executive Officer)

/s/ Zhang Yang
November 14, 2008		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)