Form 10-K
period 2008-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2009-03-30
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 000-49846

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact Name of Registrant as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

445 Park Avenue
New York, NY 10022
(Address of principal executive office)

Registrant’s telephone number, including area code: (212) 307-3568

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $69,015,691. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 11, 2009, there were 20,784,080 shares of the issuer's common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference
None

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

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

PART I
ITEM 1. BUSINESS

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. As of December 31, 2008, we operated 247 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Ltd. Corp. (“Yu Qiao”) and Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage Gross (developed and undeveloped) at 12/31/2008	Producing Oil Wells at 12/31/2008	Proved Reserves (Bbls) at 12/31/2008
Qian’an 112	5,115	219	5,292,591
Daan 34	2,298	7	13,240
Gudian 31	1,779	7	95,729
Hetingbao 301	2,471	14	52,232

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

Oil and Gas Properties and Activities

As of December 31, 2008, the Company had a total of 247 producing wells, including 219 producing wells at the Qian’an 112 oilfield, 14 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield.

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

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes of crude oil for the last two fiscal years.

	2008	2007
China	(Bbls)	(Bbls)
Crude Oil	645,856	267,516

Proved Reserves

As of December 31, 2008, total proven reserves were  5,453,792 barrels of crude oil. The Qian’an 112 Oilfield had proven reserve of 5,292,591 barrels. The Hetingbao 301 Oilfield had proven reserve of 52,232 barrels. The Gudian 31 Oilfield had proven reserve of 95,729 barrels, and the Daan 34 Oilfield had proven reserve of 13,240 barrels.

Proved reserve estimates were made as of December 31, 2008 by Ralph E. Davis Associates Inc., an independent worldwide petroleum consultant based in Houston TX. Ralph E. Davis Associates Inc. conducted a study of each of the aforementioned oilfields in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2008 and 2007 are contained in the Supplemental Oil and Gas Disclosures— Unaudited (Supplemental Information) in the CNEH Consolidated Financial Statements (Consolidated Financial Statements).

Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates for additional information on the Company’s proved reserves.

The following table shows the Company’s annual average sales prices and average production costs. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Additional detail of production costs is contained in the Supplemental Information.

Qian’an 112 Oilfield	2008	2007
Average annual sales price per barrel	$94.29	$70.03
Aggregate annual sales	$56,258,744	$18,466,325
Average annual production cost per barrel equivalent	$5.24	$10.50

Hetingbao 301 Oilfield	2008	2007
Average annual sales price per barrel	$94.29	$70.03
Aggregate annual sales	$1,605,505	$797,696
Average annual production cost per barrel equivalent	$30.33	$16.05

Daan 34 Oilfield	2008	2007
Average annual sales price per barrel	$94.29	$70.03
Aggregate annual sales	$158.114	$177,231
Average annual production cost per barrel equivalent	$5.24	$10.50

Gudian 31 Oilfield	2008	2007
Average annual sales price per barrel	$94.29	$70.03
Aggregate annual sales	$549,887	$40,817
Average annual production cost per barrel equivalent	$5.24	$10.50

Drilling Programs

During 2008, the Company drilled 86 new productive wells at the Qian’an 112 oilfield, 3 new productive wells at the Hetingbao 301oilfield, 0 new productive well at the Daan 34 oilfield, and 1 new productive well at the Gudian 31 oilfield.

Drilling Statistics

The following table shows the results of the oil and gas wells drilled and tested as of December 31, 2008:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2008	0	0	0	247	0	247	247
2007	0	0	0	157	0	157	157

Properties and Leases

The following schedule shows the number of developed leases, undeveloped lease and fee mineral acres in which the Company held interests at December 31, 2008:

	Developed Lease (1)		Undeveloped Lease (2)
Property	Gross	Net	Gross	Net
Qian’an 112	4,644	3,715	605	484
Hetingbao 301	475	380	0	0
Daan 34	173	138	0	0
Gudian 31	130	104	194	156

(1)	Developed Proved Acres means the acres assigned to each productive well. Total proved producing wells as of December 31, 2008 were 247.

(2)	Undeveloped Proved Acres means the acres assigned to each undeveloped location under lease that contains proved oil reserves.

Marketing and Sales

Currently, all of the Company’s crude oil production is sold to PetroChina’s Jilin Refinery. We do not expect the Company to have any other customers during the next twelve months. As restricted by contract with PetroChina, we may not sell any crude oil to any other customer. PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is an international commodity and trading company that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. The price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot.

Employees

At March 1, 2009, we employed 257 people, of which 69 are in management and 188 are site workers.  This figure represents a reduction from the number of employees reported last year.  We have reduced the number of site workers employed, even as we have increased our number of operating wells substantially, through more efficient deployment of site workers.  This has resulted in a lower cost per field labor unit for the Company. Substantially all of our employees are located in Northern China. Many of them are highly educated, including senior engineers and specialists with bachelors or masters degrees. None of our employees belong to a union nor are any employed pursuant to any collective bargaining agreement or similar agreement. We believe that relationships with our employees are satisfactory.

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

As a result of the rules and regulations described above, we conduct our businesses in China through Yu Qiao and Wang Hongjun, who holds the equity interests of Yu Qiao in trust for the Company and LongDe and Ai ChangShan, who holds the equity interests of LongDe in trust for the Company. We have entered into contractual arrangements with Wang Hongjun and Ai ChangShan pursuant to which we believe, based on the advice of PRC legal counsel, that:

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

•
the contractual arrangements among Song Yuan Technical, Yu Qiao, Wang Hongjun, LongDe and Ai ChangShan are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect; and

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

Special Oil Fees

In June 2006, the PRC government imposed a new regulation on all oil and gas producers. Under this new regulation, all oil and gas producers are subject to a mandatory special oil fee. The fee is calculated based on the per barrel selling price of crude oil received by the producer. If the selling price of crude oil received by the producer exceeds $40 per barrel, the special oil fee is 20% of that portion of the selling price that exceeds $40 per barrel. If the selling price of the crude oil exceeds $60 per barrel, the special oil fee is 40% of the portion of the selling price that exceeds $60 per barrel. As a result of this new regulation, the Company paid additional special oil fees of $11,105,325 to the PRC government during 2008. The Company will be required to continue to pay these special oil fees to the PRC government if the selling price of crude oil remains above $40 per barrel, and these special oil fees will increase to the extent that crude oil prices rise.

Competition

By virtue of our binding contractual agreements with PetroChina Group as described above, we have no competitor with respect to the extraction and production of crude oil from the oilfields where we operate.

Properties

China North East Petroleum’s principal headquarters are located in Song Yuan City, Jilin Province in the People’s Republic of China. The Company leases an approximately 7,747 square foot facility for approximately $14,006 per year that expires in June 30, 2015. These headquarters house all of our administrative and clerical staff. The Company also leases an approximately 26,910 square foot facility as its production base for $182 per year that expires in September 20, 2023. At the same time, we have operation offices in Harbin City, China and New York City, United States.

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

On March 5, 2009, the Company and Topworth entered into a Settlement and Release Agreement (the “Settlement”) whereby the Company and Topworth agreed to mutually release each other from any and all claims they have against each other, including any and all claims and counterclaims pending in the action brought by the Company in the Third District Court, State of Utah, Civil Case Number 070911868 (the “Action”).  Under the Settlement, the parties’ shall dismiss the Company’s complaint and Topworth’s counterclaim.  The 627,360 shares of common stock in the Company held in the name of Topworth (the “Shares”) that were a subject of dispute in the Action shall be disposed of on the following material terms:  Topworth shall deliver all certificates representing the Shares to a designated custodian; the custodian shall hold the certificates until at least June 26, 2009; and, thereafter, the custodian shall release 100,000 of the Shares to Topworth each month until November 30, 2009, when Topworth will be entitled to receive all of the remaining Shares.  The custodian shall release the Shares without any restriction on Topworth’s ability transfer or sell the Shares imposed by the Company subject to restrictions under the Securities Act of 1933, as amended.  The Shares have been held in Topworth’s name and have been included in the Company’s outstanding shares; as such the Shares will not have an additional dilutive effect on the Company’s shareholders.

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

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. We sell to one customer, PetroChina, and PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is an international commodity and trading company that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. The price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot.
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

Acquisitions

We are seeking to expand our operations and oil reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of oil reserves. Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•	Unexpected development costs that adversely affects our profitability.

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

Our Articles of Incorporation authorizes the issuance of up to 150,000,000 shares of preferred stock, par value $.001 per share. To date, no shares of preferred stock have been issued. The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

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

A majority of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our overseas-based directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our overseas-based directors or officers, or enforce within the United States or Canada any judgments obtained against us or our overseas-based officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2009, we may be adversely affected.

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

ITEM 2 PROPERTIES

China North East Petroleum’s principal headquarters are located in Song Yuan City, in the People’s Republic of China. The Company leases an approximately 7,747 square foot facility for approximately $14,006 per year that expires in June 30, 2015. These headquarters house all of our administrative and clerical staff. The Company also leases an approximately 26,910 square foot facility as its production base for $182 per year that expires in September 20, 2023. At the same time, we have administrative offices in Harbin City, China and New York City, United States.

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

On March 5, 2009, the Company and Topworth entered into a Settlement and Release Agreement (the “Settlement”) whereby the Company and Topworth agreed to mutually release each other from any and all claims they have against each other, including any and all claims and counterclaims pending in the action brought by the Company in the Third District Court, State of Utah, Civil Case Number 070911868 (the “Action”).  Under the Settlement, the parties’ shall dismiss the Company’s complaint and Topworth’s counterclaim.  The 627,360 shares of common stock in the Company held in the name of Topworth (the “Shares”) that were a subject of dispute in the Action shall be disposed of on the following material terms:  Topworth shall deliver all certificates representing the Shares to a designated custodian; the custodian shall hold the certificates until at least June 26, 2009; and, thereafter, the custodian shall release 100,000 of the Shares to Topworth each month until November 30, 2009, when Topworth will be entitled to receive all of the remaining Shares.  The custodian shall release the Shares without any restriction on Topworth’s ability transfer or sell the Shares imposed by the Company subject to restrictions under the Securities Act of 1933, as amended.  The Shares have been held in Topworth’s name and have been included in the Company’s outstanding shares; as such the Shares will not have an additional dilutive effect on the Company’s shareholders.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

CNEH common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol “CNEH.OB”. Presented below is the high and low bid information of CNEH’s common stock for the periods indicated. The source of the following information is OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2008:
First Quarter	$2.52	$1.64
Second Quarter	$5.37	$2.27
Third Quarter	$5.58	$2.27
Fourth Quarter	$2.50	$1.57

FISCAL YEAR ENDING DECEMBER 31, 2007:
First Quarter	$0.39	$0.31
Second Quarter	$0.50	$0.30
Third Quarter	$4.24	$0.37
Fourth Quarter	$4.12	$2.0

Holders

As of March 11, 2009, CNEH had approximately 91 holders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of March 11, 2009 about our equity compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information Table

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,720,000	$2.18	780,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,720,000		780,000

Dividend Policy

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

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. We currently operate 247 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage (Gross developed and undeveloped)	Producing Oil Wells	Proved Reserves (Bbls)
Qian’an 112	5,249	219	5,292,591
Daan 34	173	7	13,240
Gudian 31	324	7	95,729
Hetingbao 301	475	14	52,232

The following chart illustrates our company’s organizational structure.

CONSOLIDATED RESULTS OF OPERATIONS

The Company is paid by PetroChina base on the crude oil price in the international commodity market. Prices in 2008 averaged RMB 4,845 per ton or approximately $94.29 per barrel, which represents an increase of 23% over 2007.

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

Comparing Fiscal Years Ended December 31, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending as of December 31, 2008 and December 31, 2007

	2008	2007
Revenues, net	$58,572,250	$19,482,069
Cost and Expenses	$23,973,808	$10,236,486
Income from Operations	$34,598,442	$9,245,583

Revenues. Revenues for 2008 increased to $58,572,250 from $19,482,069 in 2007 as a result of the increase in oil production and higher oil prices. During the whole year, the Company drilled 90 new oil wells in the four oilfields which are owned by the Company. The total number of producing wells increased from 157 in 2007 to 247 in 2008, a total increase of 57%. Total oil production for 2008 was 645,856 barrels, or approximately a 141% increase, as compared to 267,516 barrels in the same period in 2007 due to the increase in producing wells and the implementation of water flooding in the Qian’an 112 oil field. Oil prices in 2008 averaged RMB 4,845 per ton or approximately $94.29 per barrel, which represents an increase of 23% over 2007 levels of RMB 3,937 per ton or approximately $ 70.03 per barrel.

Oilfield	2008 wells	2007 wells	2008 Production	2007 Production
Qian’an112	219	133	621,820	253,116
Hetingbao 301	14	11	16,626	11,318
Gudian31	7	6	5,821	502
Daan 34	7	7	1,588	2,580
Total	247	157	645,856	267,516

Company	2008 wells	2007 wells	2008 Production	2007 Production
Yu Qiao	233	146	629,230	256,198
LongDe	14	11	16,626	11,318

Cost of sales. Cost of sales increased by 136% from $8,941,976 for the year ended December 31, 2007 to $21,137,240 for the year ended December 31, 2008. The increase in cost of sales resulted primarily from the increased number of producing wells and higher production levels in 2008. During 2008, our total number of producing wells increased from 157 in 2007 to 247 in 2008, a total increase of 57%. Higher production also lead to an increase of the Special Oil Surcharge. The company paid a special oil surcharge of $11,105,325 to the PRC government in 2008, while $2,857,376 was paid to the PRC government for the same period in 2007. In addition, depreciation of oil and gas properties was increased by 73% to $6,172,422 in 2008, compared to $3,562,265 in the same period in 2007  by the result of an increase in the number of producing wells.

Operating Expenses. Operating expenses increased by 119% from $1,294,510 for the year ended December 31, 2007 to $2,836,568 for the year ended December 31, 2008. The increase in operating expenses resulted primarily from higher selling and administrative expenses, higher depreciation due to increased fixed assets and an increase in consultant fees related to financing activities. During 2008, the Company paid approximately $396,330 for consulting service in connection with financing activities and other consulting services related to obligations of the Company as a U.S. publicly traded company, as compared with $108,500 in 2007.

General and administrative expenses. General and administrative expenses increased by 123% to $1,959,602 for the year ended 2008 compared to $880,161 for the year ended 2007. This increase was mainly due to expenses associated with increased stock compensation of $708,228 to management and consultants in 2008.

Net Income. The Company’s net income increased by 282% to $19,582,038 for the year ended December 31, 2008, compared to $5,132,581 for the year ended December 31, 2007. The increase in net income was primarily due to the increase in revenues as a result in increased production, higher crude oil prices and increased proven reserves which result in lower per-unit depreciation of oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had cash and cash equivalents of $13,239,213, other current assets of $5,322,441 and current liabilities of $16,995,154. For the year ended December 31, 2008, our primary source of liquidity was $36,203,786 in net cash provided by operations and proceeds from the issuance of a secured debenture in the aggregate principal amount of $15,000,000.

As of December 31, 2008, the Company’s current liabilities were $16,995,154, consisting of $10,985,894 in accounts payable primarily comprised of costs related to the drilling of an additional 90 wells in 2008, $3,710,870 in income and other taxes payable, and $1,489,126 for the current portion of secured debenture due to the lender net of discount.

Net cash provided by operating activities was $36,203,786 for the year ended December 31, 2008 compared to $9,503,642 for the year 2007. The increase is primarily related to an increase in sales and net income in 2008.

Net cash used in investing activities was $31,875,938 for the year ended December 31, 2008 compared to $12,334,036 for the year 2007. This is primarily a result of the purchase of oil and gas properties and fixed assets.

Net cash provided by financing activities was $10,079,101 for the year ended December 31, 2008 compared to $4,362,473 for the same period in 2007. This increase is primarily a result of the successful completion of our 8% secured debenture financing in February 2008.

While we expect cash provided by operations may decrease due to the dramatic drop of global oil prices, however as the newly drilled additional oil wells come into production may offset the impact of lower oil price, and still creates positive cash inflow. Global oil prices have declined from historic high levels experienced in 2008, and we anticipate that oil prices will remain below those levels for the balance of 2009.  In spite of the lower anticipated oil prices in the current year, we expect that cash flow from operations will be sufficient to allow us to meet all of our obligations and to continue to drill new oil wells.

Capital Commitment

As of December 31, 2008, the Company had capital commitments of $783,000 with a contractor for the completion of drilling of 7 oil wells under construction.

Inflation

Inflation did not have a material impact on our business in 2008 other than the increase in oil price received as discussed above.

Material Subsequent Events

Amendment to 8% Secured Debenture and Warrants

On March 5, 2009, the Company and Lotusbox Investments Limited (the “Investor”) entered into Amendment No. 1 to 8% Secured Debenture (the “Amendment”) which amended the 8% Secured Debenture (the “Debenture”) issued to the Investor on February 28, 2008 for the principal amount of $15,000,000.  Pursuant to the Amendment, the Investor agreed to extend the Company’s requirement to effect a listing of its common stock on either the NYSE Alternext US LLC (formerly known as the American Stock Exchange) or NASDAQ until August 30, 2010, and the Company agreed to issue warrants to purchase up to (1) 250,000 shares of common stock at a per share exercise price of $2.00 and (2) 250,000 shares of common stock at a per share exercise price of $2.35 (together, the “Warrants”).  Also pursuant to the Amendment, the parties have agreed to amend the principal repayment schedule of the Debenture as follows:

Repayment Date	Repayment Amount
August 28, 2008	$750,000
March 28, 2009	$1,250,000
June 28, 2009	$1,250,000
September 28, 2009	$1,250,000
December 28, 2009	$1,250,000
March 28, 2010	$1,875,000
August 28, 2010	$2,500,000
February 28, 2011	$2,500,000
August 28, 2011	$1,500,000
February 28, 2012	$875,000
Total Principal Payment	$15,000,000

The Company is obligated to file a registration statement registering the resale of share of the Company’s common stock issuable upon exercise of the Warrants on or before the March 5, 2010 (the “Filing Date”).  On the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants.

Settlement and Release Agreement

On March 5, 2009, the Company and Topworth Asset Limited (“Topworth”) entered into a Settlement and Release Agreement (the “Settlement”) whereby the Company and Topworth agreed to mutually release each other from any and all claims they have against each other, including any and all claims and counterclaims pending in the action brought by the Company in the Third District Court, State of Utah, Civil Case Number 070911868 (the “Action”).  Under the Settlement, the parties’ shall dismiss the Company’s complaint and Topworth’s counterclaim.  The 627,360 shares of common stock in the Company held in the name of Topworth (the “Shares”) that were a subject of dispute in the Action shall be disposed of on the following material terms:  Topworth shall deliver all certificates representing the Shares to a designated custodian; the custodian shall hold the certificates until at least June 26, 2009; and, thereafter, the custodian shall release 100,000 of the Shares to Topworth each month until November 30, 2009, when Topworth will be entitled to receive all of the remaining Shares.  The custodian shall release the Shares without any restriction on Topworth’s ability transfer or sell the Shares imposed by the Company subject to restrictions under the Securities Act of 1933, as amended.  The Shares have been held in Topworth’s name and have been included in the Company’s outstanding shares; as such the Shares will not have an additional dilutive effect on the Company’s shareholders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2008, the SEC published the revised rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in existing oil and gas rules to make them consistent with the petroleum resources management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used in determining reserves. To determine reserves companies must use a 12-month average price. The Company is required to comply with the amended disclosure requirement for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective beginning January 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.  The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America.  SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60.  Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables).  This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial position and results of operations.

ITEM 7A. QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries including the notes thereto, together with the report of Jimmy C.H. Cheung & Co. is presented beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Management and Board of Directors

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Wang Hong Jun	37	President and Chairman of the Board
Yu Li Guo	36	Director
Robert C. Bruce	46	Director
Edward M. Rule	61	Director
Li Jing Fu	59	Director
Zhang Yang	27	Chief Financial Officer
Jiang Chao	29	Secretary

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

Background of Executive Officers and Directors

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

YU LI GUO has served as Director of the Company since June 2005. In 2003, Mr. Yu was elected a director of Harbin Hong Xiang Petroleum Services Limited, a wholly-owned subsidiary of Hong Xiang Petroleum Group Limited. From 2000 to 2003, Mr. Yu was employed by Jilin Yong Ji Telecommunication Company as General Manager. Prior, Mr. Yu was employed by the Department of Industrial & Commercial Bank of China as Vice Manager of Human Resources from 1997 to 2000. Mr. Yu received a bachelor’s degree in International Finance from Jilin Financial College.

ROBERT C. BRUCE has served as Director of the Company since May 2008. Mr. Bruce is President of Oakmont Advisory Group, LLC, a financial management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004 he served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce is a member of the Board of Directors of Immucell Corp., a NASDAQ listed manufacturer of animal health products. Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree in East Asian Studies from Princeton University. Mr. Bruce speaks and reads Mandarin Chinese.

EDWARD M. RULE has served as Director of the Company since May 2008. Mr. Rule is Chairman of TDR Capital International Limited, a Hong Kong based financial services house. Most of his career has been spent in China, initially as a diplomat and subsequently as an investment banker with the Standard Chartered Group and private equity professional with the $800 million Asian Infrastructure Fund. He is a graduate in Chinese language of the University of Melbourne and the Australian National University. He speaks Mandarin Chinese and Cantonese. He has been director of several listed companies in Hong Kong and Australia.

LI JING FU has served as Director of the Company since May 2008. Mr. Li is the Chairman and top representative of Joint Management Committee of Qian Guo County Longhai Petroleum & Natural Gas Co., Ltd. and was appointed to that position by Petro China’s Jilin branch in 2005. Mr. Li has been in the petroleum industry since 1970. In his extensive career he has served as Vice Monitor for Jiang Han Oil Field’s comprehensive logging team, Secretary of Command Department of Petroleum Hui Zhan in Jilin Province, Vice President of Jilin Oilfield Exploration and Development Research Institute. From 1995 to 2002, Mr. Li was appointed by PetroChina’s Jilin branch to serve as General Manger of management and production operation of oil exploitation of Jilin Jiyuan Petroleum & Natural Gas Development Co. Ltd. From 2002 to 2005, Mr. Li, served as Project Manager of Song Yua City Qian Yuan Oil & Gas Development Co., Ltd. also by appointment by PetroChina’s Jilin branch. Mr. Li received his bachelor’s degree from Chang Chun Geology Institute in Jilin, China.

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

Yu Li Guo, a Director and employee of the Company is the brother-in-law of Wang Hong Jun, Chairman and President of the Company.  Other than this relationship, there are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Corporate Governance Matters

Code of Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics, however, we have adopted a code of ethics that applies to our principal executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon written request, a copy of such code of ethics by sending such request to us at our principal office.

Audit Committee. In June 2008, Messrs. Bruce, Rule and Li were appointed to serve on the audit committee of the Board of Directors.  Mr. Bruce serves as Chair of the audit committee.

Board of Directors Independence. Our Board of Directors consists of five members. Three of the members of the board of directors are “independent” as defined under the rules of the NASDAQ Stock Market.

Audit Committee Financial Expert. Our Board of Directors has determined that Mr. Bruce qualifies as an “audit committee financial expert” and that all three members of the Audit Committee are “independent,” in each case as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Nominating Committee. In August 2008, Messrs. Rule, Wang and Li were appointed to serve on the nominating committee of the Board of Directors.  Mr. Li serves as Chair of the Nominating Committee

Compensation Committee. In June 2008, Messrs. Rule, Wang and Li were appointed to serve on the compensation committee of the Board of Directors.  Mr. Rule serves as Chair of the compensation committee.

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

To the best of our knowledge, other than Lotusbox Investments Limited all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth information concerning compensation paid to the chief executive officer and chief financial officer. None of the Company’s other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in the last fiscal year.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Hong Jun, President and Chairman of the Board	2008	5,922	-	-	154,972	-	-	-	160,894
	2007	5,922	-	-	-	-	-	-	5,922
	2006	3,002	-	-	-	-	-	-	3,002
Zhang Yanng, Chief Financial Officer	2008	6,580	-	103,125	-	-	-	-	109,705
	2007	6,580	-	-	-	-	-	-	6,580
	2006	3,075	-	-	-	-	-	-	3,075

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of one U.S. dollar to RMB 6.96225 for year 2008, one U.S. dollar to RMB 7.2946 for year 2007 and one U.S. dollar to RMB 7.8041 for year 2006.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s officers and directors as at the fiscal year end, December 31, 2008.
Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2008.

DIRECTOR COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Wang Hong Jun	0	-	20,288	-	-	-	20,288
Robert Bruce	23,500	-	29,176	-	-	-	52,676
Edward Rule	22,000	-	29,176	-	-	-	51,676
Li Jing Fu	14,000	-	29,176	-	-	-	43,176
Yu Liguo	0	-	20,288	-	-	53,903	74,191
Wei Guo Ping(2)	-	-	-	-	-	-	-

(1) All compensation is paid in U.S. dollar.
(2) Wei Guo Ping’s term as our director expired at our annual meeting of the stockholders held on September 2, 2008 and was not nominated for reelection.

For 2008, the non-employee directors will each receive annual cash compensation of $20,000 paid on a quarterly basis. Each director will also receive $1,000 for each meeting attended in person or by telephone, except for directors who reside outside of Jilin or Heilongjiang provinces will receive $5,000 for each meeting attended in person held at the Company’s principal office.  The Chairman of the audit committee will receive an additional annual cash compensation of $5,000, paid on a quarterly basis.

In addition to cash compensation, each director will receive an option to purchase up to 20,000 shares of the Company common stock, with 25% of the options vesting upon grant and 25% vesting every three months thereafter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 11, 2009 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 20,784,080 shares of common stock outstanding, as of March 11, 2009.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In
Common Stock

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP(2)	PERCENT OF CLASS OF STOCK OUTSTANDING (%)
Officers and Directors	Common Stock
Wang Hong Jun(3)	6,867,000	33
Zhang Yang	100,000	*
Robert Bruce(4)	29,000	*
Edward Rule(5)	20,000	*
Li Jing Fu(5)	20,000	*
Yu Li Guo(6)	60,000	*
Jiang Chao	20,000	*

All Officers and Directors as a Group (7 persons)	7,116,000	33.8

5% Beneficial Owners
Lotusbox Investments Limited(7) 137, telok Ayer Street #04-04/05 Singapore 068602	5,300,000	21.3
_______________
* Less than one percent
(1) Unless otherwise indicated, the address of the stockholders is 445 Park Avenue, New York, NY 10022.
(2) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of March 11, 2009.
(3) Includes 6,732,000 shares of common stock, 130,000 shares of common stock issuable upon exercise of options that are exercisable, and 5,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of March 11, 2009.
(4) Includes 20,000 shares of common stock issuable upon exercise of option that are exercisable and 4,000 share of common stock and 5,000 shares of common stock held in his wife’s name.
(5) Includes 20,000 shares of common stock issuable upon exercise of options that are exercisable.

(6) Includes 55,000 shares of common stock issuable upon exercise of options that are exercisable and 5,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of March 11, 2009.
(7) Includes 1,200,000 shares of common stock and 4,100,000 shares of common stock issuable upon exercise of warrants that are exercisable. Harmony Investment Fund Limited, through its directors Suresh Withana and John Robert Nicholls, has shared voting and dispositive rights over the securities held by Lotusbox Investments Limited.

Securities Authorized for Issuance under Equity Compensation Plan

Please refer to information disclosed in Part II, Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

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

a)
As of December 31, 2008 and 2007, the Company owed a related party $51,672 and $3,118,085 respectively which is repayable in December 2009. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

b)
As of December 31, 2008 and 2007, the Company owed a related party $14,590 and $13,672 respectively which is repayable on demand. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

c)	As of December 31, 2007, the Company owed a related party $14,364 which is repayable on demand. Imputed interest expense is computed at 7% per annum on the amount due.

d)
As of December 31, 2008 and 2007, the Company owed a stockholder $738 and $123,105 respectively which is repayable on demand. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

e)	Total imputed interest expenses recorded as additional paid-in capital amounted to $50,587 and $200,165 for the years ended December 31, 2008 and 2007 respectively.

f)	The Company paid a stockholder $13,789 and $12,603 for leased office spaces for the years ended December 31, 2008 and 2007 respectively.

Indemnification Agreements

None.

Director Independence

Our Board of Directors consists of five members.  The Company has adopted the independence standards promulgated by NASDAQ. Based on these standards, the Board has determined that all of the members of the Board of Directors, except for Messrs. Wang and Yu, are “independent” as defined under the listing standards for NASDAQ. The three independent directors are Robert Bruce, Edward Rule and Li Jing Fu.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy C.H. Cheung & Co., Certified Public Accountants, is our independent auditors engaged to examine our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy C.H. Cheung & Co. for the fiscal years ended December 31, 2008 and December 31, 2007.

	Years Ended December 31
	2008	2007
Audit Fees	65,800	100,000
Audit-Related Fees	3,200	-
Tax Fees	-	-
Other Fees	-	-

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

3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	By-laws are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.3	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant’s Information Statement on Form 14C filed with the SEC on May 26, 2004.
3.4	Certificate of Amendments to Articles of Incorporation filed with the Secretary of State of Nevada on September 12, 2005*
3.5	Amended and Restated By-laws are incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2008.
4.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on February 27, 2006.
4.2	8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.3	Form of Series A and C Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.4	Form of Series B Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.5	Form of Common Stock Purchase Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.
4.6	Amendment No. 1 to 8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.
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

Exhibit No.	Description
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

14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
21.1	List of Subsidiaries is incorporated herein by reference from Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008.
23.1	Consent of Independent Petroleum Consultants Ralph E. Davis & Associates, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

	By:	/s/ Hong Jun Wang
Wang Hong Jun
Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Wang Hong Jun	Chairman of the Board and President	March 30, 2009
Wang Hong Jun	(Principal Executive Officer)
/s/ Robert Bruce	Director	March 30, 2009
Robert Bruce

/s/ Edward Rule	Director	March 30, 2009
Edward Rule

/s/ Li Jing Fu	Director	March 30, 2009
Li Jing Fu

/s/ Yu Li Guo	Director	March 30, 2009
Yu Li Guo

/s/ Zhang Yang	Chief Financial Officer, Treasurer	March 30, 2009
Zhang Yang	(Principal Accounting and Financial Officer)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

CONTENTS

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China North East Petroleum Holdings Limited

We have audited the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date:  February 23, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 21277660 Email: jimmy.cheung@jchcheungco.hk Website: http://www.jchcheungco.hk

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,239,213	$74,638
Accounts receivable, net of allowance	4,230,080	4,852,633
Prepaid expenses and other current assets	781,121	398,046
Value added tax recoverable	311,240	651,905
Total Current Assets	18,561,654	5,977,222

PROPERTY AND EQUIPMENT
Oil and gas properties, net	70,193,852	40,345,008
Fixed assets, net	1,684,377	885,474
Oil and gas properties under construction	714,629	2,550,058
Total Property and Equipment	72,592,858	43,780,540

LAND USE RIGHTS, NET	36,198	45,076

DEFERRED FINANCING COSTS, NET	939,098	-

TOTAL ASSETS	$92,129,808	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,985,894	$6,580,930
Current portion of secured debenture, net of discount	1,489,126	-
Other payables and accrued liabilities	742,264	1,020,980
Due to related parties	66,262	28,036
Note payable	-	273,444
Income tax and other taxes payable	3,710,870	2,687,449
Due to a stockholder	738	123,105
Total Current Liabilities	16,995,154	10,713,944

LONG-TERM LIABILITIES
Accounts payable	13,944,903	15,467,661
Secured debenture, net of discount	6,594,700	-
Deferred tax payable	762,405	543,100
Due to a related party	-	3,118,085
Total Long-term Liabilities	21,302,008	19,128,846

TOTAL LIABILITIES	38,297,162	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	4,513,650	1,124,964

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 150,000,000 shares authorized,
20,784,080 shares issued and outstanding as of
December 31, 2008; 19,224,080 shares issued and
outstanding as of December 31, 2007)	20,784	19,224
Additional paid-in capital	21,384,816	11,361,579
Deferred stock compensation	(1,248,750)	(27,125)
Retained earnings
Unappropriated	24,326,209	5,200,907
Appropriated	1,372,999	916,263
Accumulated other comprehensive income	3,462,938	1,364,236
Total Stockholders' Equity	49,318,996	18,835,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,129,808	$49,802,838

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET SALES	$58,572,250	$19,482,069

COST OF SALES
Production costs	3,847,775	2,872,990
Depreciation of oil and gas properties	6,172,422	3,562,265
Amortization of land use rights	11,718	10,711
Government oil surcharge	11,105,325	2,857,376
Recovery of deposit from a supplier previously written off	-	(361,366)
Total Cost of Sales	21,137,240	8,941,976

GROSS PROFIT	37,435,010	10,540,093

OPERATING EXPENSES
Selling, general and administrative expenses	1,959,602	880,161
Professional fees	251,202	186,214
Consulting fees	396,330	108,500
Depreciation of fixed assets	229,434	187,766
Gain on disposal of fixed assets	-	(68,131)
Total Operating Expenses	2,836,568	1,294,510

INCOME FROM OPERATIONS	34,598,442	9,245,583

OTHER INCOME (EXPENSE)
Other expense	(112,517)	(13,144)
Interest expense	(1,011,367)	(81,434)
Amortization of deferred financing costs	(247,131)	-
Amortization of discount on debenture	(1,622,678)	-
Imputed interest expense	(50,587)	(200,165)
Interest income	38,829	1,760
Total Other Expense, net	(3,005,451)	(292,983)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	31,592,991	8,952,600

Income tax expense	(9,101,267)	(3,097,649)

Minority interests	(2,909,686)	(722,370)

NET INCOME	19,582,038	5,132,581

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,098,702	1,091,940

COMPREHENSIVE INCOME	$21,680,740	$6,224,521

Net income per share
- basic	$0.99	$0.21
- diluted	$0.98	$0.21

Weighted average number of shares outstanding during the year
- basic	19,805,340	24,128,190
- diluted	19,924,929	24,128,190

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Additional	Deferred	Unappropriated	Appropriated	Accumulated other
	Number of		paid-in	stock	retained	retained	comprehensive
	shares	Amount	capital	compensation	earnings	earnings	income	Total
Balance at December 31, 2006	29,224,080	$29,224	$3,953,601	$(135,625)	$696,955	$287,634	$272,296	$5,104,085
Components of comprehensive income
Net income for the year	-	-	-	-	5,132,581	-	-	5,132,581
Foreign currency translation gain	-	-	-	-	-	-	1,091,940	1,091,940
Comprehensive income	-	-	-	-	-	-	-	6,224,521
Amortization of deferred stock compensation related to
common stocks issued for services	-	-	-	108,500	-	-	-	108,500
Contribution from a stockholder by waive of repayment
of advance from the stockholder	-	-	1,746,128	-	-	-	-	1,746,128
Contribution from a related party by waive of repayment
of advance from the related party	-	-	5,451,685	-	-	-	-	5,451,685
Contribution from a related party by cancellation of
common stock previously issued to the related party	(10,000,000)	(10,000)	10,000	-	-	-	-	-
Imputed interest expenses on advances from
a stockholder and related parties	-	-	200,165	-	-	-	-	200,165
Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	(628,629)	628,629	-	-

Balance at December 31, 2007	19,224,080	19,224	11,361,579	(27,125)	5,200,907	916,263	1,364,236	18,835,084
Components of comprehensive income
Net income for the year	-	-	-	-	19,582,038	-	-	19,582,038
Foreign currency translation gain	-	-	-	-	-	-	2,098,702	2,098,702
Comprehensive income	-	-	-	-	-	-	-	21,680,740
Issuance of common stock for services	360,000	360	1,619,640	(1,620,000)	-	-	-	-
Amortization of deferred stock compensation related
to common stocks issued for services	-	-	-	398,375	-	-	-	398,375
Exercise of warrants for cash	1,200,000	1,200	10,800	-	-	-	-	12,000
Value of beneficial conversion feature of secured debenture	-	-	7,788,852	-	-	-	-	7,788,852
Warrants issued for services	-	-	216,380	-	-	-	-	216,380
Stock compensation expenses on options issued	-	-	336,978	-	-	-	-	336,978
Imputed interest expenses on advances from
a stockholder and related parties	-	-	50,587	-	-	-	-	50,587
Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	(456,736)	456,736	-	-

Balance at December 31, 2008	20,784,080	$20,784	$21,384,816	$(1,248,750)	$24,326,209	$1,372,999	$3,462,938	$49,318,996

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,582,038	$5,132,581
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation of oil and gas properties	6,172,422	3,562,265
Depreciation of fixed assets	229,434	187,766
Amortization of land use rights	11,718	10,711
Amortization of deferred financing costs	247,131	-
Amortization of discount on debenture	1,622,678	-
Amortization of stock option compensation	336,978	-
Warrants issued for services	216,380	-
Minority interests	2,909,686	722,370
Stocks issued for services	27,125	108,500
Stock-based compensation for service	371,250	-
Imputed interest expense	50,587	200,165
Gain on disposal of fixed assets	-	(68,131)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	622,553	(4,101,949)
Prepaid expenses and other current assets	(383,075)	527,312
Due from related parties	-	64,031
Value added tax recoverable	340,665	(204,302)
Increase (decrease) in:
Accounts payable	2,882,206	811,727
Other payables and accrued liabilities	(278,716)	(372,289)
Income tax and other taxes payable	1,023,421	2,582,537
Deferred tax payable	219,305	340,348
Net cash provided by operating activities	36,203,786	9,503,642
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(29,206,040)	(9,699,958)
Purchase of fixed assets	(957,449)	(352,219)
Additions to oil and gas properties under construction	(1,712,449)	(2,448,587)
Proceeds from the disposal of fixed assets	-	166,728
Net cash used in investing activities	(31,875,938)	(12,334,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to increased registered capital of a subsidiary
by minority interests	479,000	-
Payment of deferred financing costs	(1,186,229)	-
Repayment of note payable	(273,444)	(110,743)
Proceeds from issuance of secured debenture	15,000,000	-
Repayment of secured debenture	(750,000)	-
Decrease in other loans payable	-	(25,612)
Proceeds from exercise of stock warrants	12,000	-
(Decrease) increase in amount due to a stockholder	(122,367)	212,298
(Decrease) increase in amounts due to related parties	(3,079,859)	4,286,530
Net cash provided by financing activities	10,079,101	4,362,473
EFFECT OF EXCHANGE RATE ON CASH	(1,242,374)	(1,471,187)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,164,575	60,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	74,638	13,746
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,239,213	$74,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax expenses	$7,824,394	$1,681,005
Interest expenses	$1,011,367	$81,434

The accompanying notes are an integral part of these financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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
AS OF DECEMBER 31, 2008 AND 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions are for estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company to Ralph E. Davis Associates, Inc. of Houston, Texas for the years ended December 31, 2008 and 2007, respectively. In 2008, management’s estimate of its proved reserves was revised upward from 2,468,824 to about 5,453,794 barrels of oil. The estimates were made using performance methods that utilize extrapolations of various historical data including, but not limited to oil, gas and water production. For the undeveloped reserves, estimates were made using analogy to wells within each respective field and reservoir. While reserves are not reflected on the Company’s Consolidated Balance Sheets, the revision in estimate has affected the depreciation expense associated with its oil and gas properties which is calculated on the basis of proved reserves. The change was accounted for as a revision in an estimate, and the effect was to increase the net income by approximately $8,260,000.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Accounts receivable

The Company sells crude oil solely to PetroChina a PRC Government owned enterprise. The Company considers its accounts receivable from PetroChina to be fully recoverable.

(F)	Oil and gas properties

The Company follows the full cost method of accounting for oil and gas properties.  Accordingly, all costs associated with the acquisition of development rights and the development of oil reserves, including direct related overhead costs, are capitalized.

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
AS OF DECEMBER 31, 2008 AND 2007

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

Land use rights are stated at cost, less accumulated amortization and are amortized over 6 years from the date of acquisition (See note 6).

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties and fixed assets. For the years ended December 31, 2008 and 2007, the Company has not recognized any allowances for impairment to its long-lived assets.

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

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of long-term debts also approximates its carrying value. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

(J)	Revenue recognition

The Company recognizes revenue upon the delivery of its share of crude oil extracted to its sole customer, PetroChina at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Pursuant to the Oil Lease entered into on May 28, 2002 with PetroChina, the Company is entitled to 80% of the Company’s oil production for the first ten years to 2012 and 60% of the Company’s oil production for the remaining ten years to 2022.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

(L)	Foreign currency translation

Except for North East Petroleum and Hong Xiang Petroleum Group, which maintain their accounting records in their functional currency in United States dollars (“US$”), all other subsidiaries of the Company maintain their accounting records in their functional currency in Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the assets or liabilities were acquired.  Exchange gains or losses are recorded in the statements of operations.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2008	December 31, 2007
Balance sheet items, except for common
stock, additional paid-in capital and
retained earnings, as of year end	US$1=RMB6.8542	US$1=RMB7.3141

Amounts included in the statements of
operations and cash flows for the year	US$1=RMB6.96225	US$1=RMB7.6172

The translation difference recorded for the years ended December 31, 2008 and 2007 were gains of $2,098,702 and $1,091,940 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(M)	Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive income for the years ended December 31, 2008 and 2007 was $2,098,702 and $1,091,940 respectively.

(N)	Stock-based compensation

The Company adopts the provisions of SFAS No. 123(R), “Share-Based Payments”, which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company determines the fair value of each stock award to be equal to the quoted market price for the Company’s common stock on the date of the award. Unearned compensation represents shares issued to executives and employees that will be vested over a certain service period. These shares will be amortized over the vesting period in accordance with FASB 123 (R). The average vesting period for the shares issued to date has been 1.76 years, based on the terms of the employment agreements under which the stock was awarded. The expense related to the vesting of unearned compensation was $336,978 and $0 for years ended December 31, 2008 and 2007 respectively.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

(O)	Earnings per share

Earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(R)	Asset retirement obligations

The Company adopts the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as a part of the cost of the related asset. With regard to the Company, asset retirement obligations primarily relate to the abandonment of oil producing facilities. The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its crude oil producing activities and the current PRC regulations surrounding such activities.

(S)	Recent accounting pronouncements

On December 31, 2008, the SEC published the revised rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in existing oil and gas rules to make them consistent with the petroleum resources management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used in determining reserves. To determine reserves companies must use a 12-month average price. The Company is required to comply with the amended disclosure requirement for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective beginning January 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.  The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(S)	Recent accounting pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America.  SFA 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance and reinsurance contracts, as described in the Statement, issued by enterprises included within the scope of Statement 60.  Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables).  This Statement also does not apply to financial guarantee contracts that are derivative instruments included within the scope of SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS 163 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial position and results of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Accounts receivable from PetroChina	$4,230,080	$4,852,633
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$4,230,080	$4,852,633

As of December 31, 2008 and 2007, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2008 and 2007 consist of the following:

	2008	2007

Prepaid expenses	$690,838	$150,973
Deposits paid to suppliers	50,330	183,562
Other receivables	39,953	63,511
	$781,121	$398,046

4.    OIL AND GAS PROPERTIES

The following is a summary of oil and gas properties at December 31, 2008 and 2007:

	2008	2007

Oil and gas properties, proven reserves	$84,200,160	$47,594,281
Intangible mining rights	13,445	13,445
Less: accumulated depreciation	(14,019,753)	(7,262,718)
Oil and gas properties, net	$70,193,852	$40,345,008

Depreciation expense for the years ended December 31, 2008 and 2007 was $6,172,422 and $3,562,265 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

5.     FIXED ASSETS

The following is a summary of fixed assets at December 31, 2008 and 2007:

	2008	2007

Buildings	$1,075,061	$308,067
Furniture, fixtures and equipment	224,180	197,171
Motor vehicles	1,064,636	798,613
	2,363,877	1,303,851
Less: accumulated depreciation	(679,500)	(418,377)
Fixed assets, net	$1,684,377	$885,474

Depreciation expense for the years ended December 31, 2008 and 2007 was $229,434 and $187,766 respectively.

6.     LAND USE RIGHTS

The following is a summary of land use rights at December 31:

	2008	2007

Land use rights	$71,418	$66,927
Less: accumulated amortization	(35,220)	(21,851)
Land use rights, net	$36,198	$45,076

The term of the land use rights are 30 years from the date of grant and expire in 2023.  The land use rights are amortized by the Company over 6 years from the date of acquisition of the rights in 2005. The amortization policy of these rights is to conform with the tax benefit scheme enjoyed by the Company to enterprises in the Northeast Region of the PRC. The amortization expense for the years ended December 31, 2008 and 2007 was $11,718 and $10,711 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

7.         SECURED DEBENTURE

The following is a summary of secured debenture at December 31:
	2008	2007

8% Secured Debenture, net of unamortized discount of
$6,166,174 as of December 31, 2008 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 27, 2012	$8,083,826	$-
	8,083,826	-
Less: current maturities	(1,489,126)	-
Long-term portion	$6,594,700	$-

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company  issued to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and issued to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. The Company also granted the Investor an option to purchase up to 24% of the registered capital of Song Yuan Technical at a fair market value which option shall vest immediately on the date following the occurrence of an event of default.

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

Interest expense and discount amortized on the debenture in 2008 were $991,592 and $1,622,678 respectively.

8.        OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2008 and 2007 consist of the following:

	2008	2007

Other payables	$494,553	$662,941
Accrued professional fees	117,335	154,869
Other accrued liabilities	130,376	203,170
	$742,264	$1,020,980

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

9.      NOTE PAYABLE

Note payable at December 31, 2008 and 2007 consist of the following:

	2008	2007

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2008	$-	$273,444
	-	273,444
Less: current maturities	-	273,444
Long-term portion	$-	$-

Interest expense paid for the years ended December 31, 2008 and 2007 was $11,548 and $81,434 respectively.

10.   NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	2008	2007
Numerator:
Net income used in computing basis net income per share	$19,582	$5,133
Net income used in computing diluted net income per share	$19,582	$5,133

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,805	24,128
Dilutive potential common stock:
Options and warrants	120	-
Shares used in computation of diluted net income per share	19,925	24,128
Basic net income per share	$0.99	$0.21
Diluted net income per share	$0.98	$0.21

In 2008, options to purchase 410,000 shares of common stock and warrants to purchase 3,960,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.92 were not included in the calculation because the effect is anti-dilutive.

11.    COMMITMENTS AND CONTINGENCIES

(A)   Employee benefits

The full time employees of LongDe and Yu Qiao are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2008 and 2007 was $15,093 and $92,835 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)	Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under four operating leases which expire on September 20, 2023, June 30, 2015, January 20, 2011 and September 14, 2009 at annual rental of $182, $14,006, $18,966 and $37,200 respectively.

As of December 31, 2008, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2009	$57,924
2010	33,154
2011	15,769
2012	14,188
Thereafter	36,972
$158,006

(C)	Capital commitments

As of December 31, 2008, the Company had capital commitments totaling $783,000 with a contractor to complete the drilling of 7 oil wells under construction.

12.           STOCK-BASED COMPENSATION

During 2008, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of December 31, 2008, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 410,000 shares of its Common Stock (the “Options”) at an exercise price from $4.05 to $4.50 per share were outstanding. 25% of the 100,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, these stock options granted shall expire one year after the grant date. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

12.      STOCK-BASED COMPENSATION (CONTINUED)

In 2008 410,000 stock options with a fair value of approximately $1,150,031 were issued to staff, of which the Company recognized $336,978 as staff compensation expenses included in selling, general and administrative expenses.

As of December 31, 2008, the total compensation cost related to stock options not yet recognized was $813,053 and these will be recognized over the next 2 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2007	-	-
Granted	410,000	$4.43
Forfeited	-	-
Exercised	-	-
Balance, December 31, 2008	410,000	$4.43

The following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	0.40 year	$4.05	45,000	$4.05
$4.50	310,000	1.55 year	$4.50	155,000	$4.50
$4.50	40,000	0.55 year	$4.50	20,000	$4.50

13.    STOCKHOLDERS’ EQUITY

(A)	Issuance of warrants

Pursuant to a Consulting Agreement (“the Agreement”), on January 1, 2008 the Company issued to a consultant for Investor Relations Services a warrant to purchase 50,000 shares of the common stock of the Company at an exercise price of $2.65 per share. The Company’s stock was trading at $2.36 at the time of issuance of the warrants. The warrant shall be exercisable for a term of one year from the effective date of the Agreement. The warrant has been determined to have a market value of $54,112 using the Black-Scholes option pricing model with market value per common stock of $1.08, an exercise period of 1 year and a volatility of 130%. The Company recognized $54,112 as consulting expenses in 2008. This warrant expired on December 31, 2008.

On February 28, 2008, the Company issued to a consultant five-year warrants exercisable for up to (i) 120,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 150,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 210,000 shares of the Company's common stock at an initial exercise price equal to $3.45 (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights. The Company’s stock was trading at $2.14 at the time of issuance of warrants. The warrants have been determined to have a total market value of $778,885 using the Black-Scholes option pricing model with market value per common stock of $2.13, $1.47 and $1.44 for Class A Warrants, Class B Warrants and Class C Warrants respectively, an exercise period of 2 years and a volatility of 158%. The Company recognized $162,268 as consulting expenses in 2008.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

13.    STOCKHOLDERS’ EQUITY (CONTINUED)

(B)	Stock issuances

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $371,250 in 2008 and recorded deferred stock compensation of $1,248,750 as of December 31, 2008 for these services.

On August 26, 2008, the Company issued Class A Warrants to the Investor to purchase up to 1,200,000 shares of common stock at an exercise price of $0.01 per share.

(C)   Appropriated retained earnings

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

During 2008 and 2007, the Company appropriated $456,736 and $628,629 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

14.     RELATED PARTY TRANSACTIONS

a)
As of December 31, 2008 and 2007, the Company owed a related party $51,672 and $3,118,085 respectively which is repayable in December 2009. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

b)
As of December 31, 2008 and 2007, the Company owed a related party $14,590 and $13,672 respectively which is repayable on demand. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

c)	As of December 31, 2007, the Company owed a related party $14,364 which is repayable on demand. Imputed interest expense is computed at 7% per annum on the amount due.

d)
As of December 31, 2008 and 2007, the Company owed a stockholder $738 and $123,105 respectively which is repayable on demand. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

e)	Total imputed interest expenses recorded as additional paid-in capital amounted to $50,587 and $200,165 for the years ended December 31, 2008 and 2007 respectively.

f)	The Company paid a stockholder $13,789 and $12,603 for leased office spaces for the years ended December 31, 2008 and 2007 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

15.   INCOME TAX

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

North East Petroleum was incorporated in the United States and has incurred net operating losses as for income tax purposes for 2008 and 2007.

North East Petroleum has net operating losses carry forwards for income tax purposes amounting to approximately $6,448,000 as of December 31, 2008.  These tax losses which may be available to reduce future years’ taxable income will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these tax losses appears uncertain due to the Company’s operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at December 31, 2008 and December 31, 2007 were $2,192,473 and $660,286 respectively. The net change in the valuation allowance was an increase of $1,532,187.

Hong Xiang Petroleum Group was incorporated in the British Virgin Islands (the "BVI") and income earned is not subject to income tax.

Song Yuan Technical, Yu Qiao and LongDe were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 25% and 33% for the years ended December 31, 2008 and 2007 respectively and no tax benefit is expected from the tax credits in the future.

The income tax expense for 2008 and 2007 are summarized as follows:

	Year ended December 31,
	2008	2007

Current	$8,921,242	$2,784,009
Deferred	180,025	313,640
	$9,101,267	$3,097,649

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Federal tax rate on net income	$10,741,617	$3,043,402
Valuation allowance
North East Petroleum	1,532,187	106,471
Hong Xiang Petroleum Group	-	6,128
Song Yuan Technical	103,922	35,500
Foreign tax differential	(3,276,459)	(93,852)
Actual tax expense	$9,101,267	$3,097,649

Deferred income tax liabilities for 2008 and 2007 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

16.   CONCENTRATIONS AND RISKS

During 2008, 98% and 2% of the Company's assets were located in the PRC and the United States respectively, and during 2007, 100% of the Company’s assets were located in the PRC.

During 2008 and 2007, 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

17.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

A.	Capitalized costs relating to oil and gas producing activities are as follows:

	2008	2007

Proved crude oil properties	$84,200,160	$47,594,281
Intangible mining right	13,445	13,445
Accumulated depreciation, depletion and amortization	(14,019,753)	(7,262,718)
Net capitalized costs	$70,193,852	$40,345,008

B.	Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

	2008	2007
Property acquisition costs (net of costs of properties sold)
Proved reserves	$19,001,720	$12,518,210

Property development costs	$65,198,440	$35,076,071

C.	The results of operations for oil and gas producing activities are as follows:

	2008	2007

Net sales	$58,572,250	$19,482,069
Production costs	(3,847,775)	(2,872,990)
Depreciation, depletion and amortization	(6,413,574)	(3,760,742)
Government oil surcharge	(11,105,325)	(2,857,376)
General and administrative expenses	(1,959,602)	(880,161)
Income tax expense	(9,101,267)	(3,097,649)
Results of operations from oil and gas producing activities
(excluding corporate overhead and financing costs)	$26,144,707	$6,013,151

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

17.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

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

Bbls
Proved oil reserves
Balance at January 1, 2007	2,242,194
Discoveries and extensions	-
Revisions of previous estimates	494,146
Production	(267,516)
Balance at December 31, 2007	2,468,824
Discoveries and extensions	-
Revisions of previous estimates	3,630,826
Production	(645,856)
Balance at December 31, 2008	5,453,794
Proved developed producing
reserves at December 31, 2008	3,211,333
Proved developed producing
reserves at December 31, 2007	1,369,401

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended December 31, 2008 and 2007. Estimated future cash flows were based on independent reserves evaluation from Ralph E. Davis Associates, Inc. for the years ended December 31, 2008 and 2007. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2008 and 2007, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices per barrel used at December 31, 2008 and 2007 for 4 oilfields were $44.82 and $95.95 respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

17.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) (CONTINUED)

D.	Estimated quantities of proved oil and gas reserves (Continued)

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2008 and 2007 is as follows:

	2008	2007

Future cash inflows	$244,438,994	$235,187,861
Future production costs and taxes	(138,362,100)	(68,891,575)
Future development costs	(9,015,252)	(28,713,919)
Future income tax expense	(7,867,952)	(33,801,457)

Future net cash flows	89,193,690	103,780,910
Discount at 10% for timing of cash flows	(53,347,261)	(64,469,078)
Standardized measure of discounted future net cash
related to proved reserves	$35,846,429	$39,311,832

Of the Company’s total proved reserves as of December 31, 2008 and 2007, 59% and 55% respectively were classified as proved developed producing. All of the Company’s reserves are located in the PRC.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for December 31, 2008 and 2007.

	2008	2007

Balance, beginning of year	$39,311,832	$36,339,206
Purchase of minerals in place	32,893,880	12,148,545
Sales and transfers of oil and gas produced, net
of production costs	(45,670,538)	(13,522,379)
Changes in prices and production costs	(364,474,506)	23,455,903
Revision of quantity estimates	349,925,776	36,712,367
Changes in estimated future development
and acquisition costs	(13,195,213)	(32,275,264)
Net changes in income taxes	25,933,381	(8,670,317)
Accretion of discount	11,121,817	(14,876,229)
Standardized measure, end of year	$35,846,429	$39,311,832