Form 10-Q
period 2009-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2009-05-15
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from	to

Commission file number 000-49846

  CHINA NORTH EAST PETROLEUM
HOLDINGS LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0638750
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

445 Park Avenue, New York, New York  10022
 (Address of principal executive offices)

(212) 307-3568
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 12, 2009: 20,904,080

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

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("CNEH")
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,609,128	$13,239,213
Accounts receivable, net	4,068,879	4,230,080
Prepaid expenses and other current assets	747,444	781,121
Value added tax recoverable	-	311,240
Total Current Assets	24,425,451	18,561,654

PROPERTY AND EQUIPMENT
Oil and gas properties, net	67,671,268	70,193,852
Fixed assets, net	1,775,458	1,684,377
Oil and gas properties under construction	715,527	714,629
Total Property and Equipment	70,162,253	72,592,858

LAND USE RIGHTS, NET	33,264	36,198

DEFERRED FINANCING COSTS, NET	864,959	939,098

TOTAL ASSETS	$95,485,927	$92,129,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,256,389	$10,985,894
Current portion of secured debenture, net of discount	3,917,726	1,489,126
Other payables and accrued liabilities	1,023,285	742,264
Due to related parties	14,608	66,262
Income tax and other taxes payable	2,125,092	3,710,870
Due to a stockholder	965,162	738
Total Current Liabilities	19,302,262	16,995,154

LONG-TERM LIABILITIES
Accounts payable	14,051,909	13,944,903
Secured debenture, net of discount	4,296,391	6,594,700
Deferred tax payable	590,266	762,405
Total Long-term Liabilities	18,938,566	21,302,008

TOTAL LIABILITIES	38,240,828	38,297,162

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
CNEH Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
20,784,080 shares issued and outstanding	20,784	20,784
Additional paid-in capital	21,831,732	21,384,816
Deferred stock compensation		(1,248,750)
Retained earnings
Unappropriated	26,807,432	24,536,079
Appropriated	1,372,999	1,372,999
Accumulated other comprehensive income	3,324,113	3,253,068
Total CNEH Stockholders' Equity	52,310,810	49,318,996

Noncontrolling interests	4,934,289	4,513,650
TOTAL EQUITY	57,245,099	53,832,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,485,927	$92,129,808

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)
	Three months ended March 31,
	2009	2008

NET SALES	$8,899,223	$10,823,974

COST OF SALES
Production costs	514,400	712,305
Depreciation of oil and gas properties	2,624,254	1,874,692
Amortization of land use rights	2,979	2,842
Government oil surcharge	37,792	2,211,320
Total Cost of Sales	3,179,425	4,801,159

GROSS PROFIT	5,719,798	6,022,815

OPERATING EXPENSES
Selling, general and administrative expenses	572,583	257,594
Professional fees	72,016	57,512
Consulting fees	57,680	81,630
Amortization of deferred financing costs	74,139	24,713
Amortization of discount on debenture	492,703	162,268
Depreciation of fixed assets	68,815	52,232
Total Operating Expenses	1,337,936	635,949

INCOME FROM OPERATIONS	4,381,862	5,386,866

OTHER INCOME (EXPENSE)
Other expense	(793)	(2,311)
Interest expense	(280,000)	(119,697)
Imputed interest expense	(12,248)	(26,896)
Interest income	15,096	4,042
Total Other Expense, net	(277,945)	(144,862)

NET INCOME BEFORE INCOME TAXES	4,103,917	5,242,004
Income tax expense	(1,419,819)	(1,439,269)
NET INCOME	2,684,098	3,802,735
Less: net income attributable to noncontrolling interests	(412,745)	(427,720)
NET INCOME ATTRIBUTABLE TO CNEH COMMON STOCKHOLDERS	2,271,353	3,375,015

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	78,939	937,559
Less: foreign currency translation gain attributable to noncontrolling interests	(7,894)	(93,756)
Foreign currency translation gain attributable to CNEH common stockholders	71,045	843,803

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNEH COMMON
STOCKHOLDERS	$2,342,398	$4,218,818

Net income per share
- basic	$0.11	$0.18
- diluted	$0.11	$0.16

Weighted average number of shares outstanding during the period
- basic	20,784,080	19,224,080
- diluted	20,903,357	20,537,854

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008 (Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,271,353	$3,281,259
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation of oil and gas properties	2,624,254	1,874,692
Depreciation of fixed assets	68,816	52,232
Amortization of land use rights	2,979	2,842
Amortization of deferred financing costs	74,139	24,713
Amortization of discount on debenture	492,703	162,268
Amortization of stock option compensation	173,576	-
Warrants issued for services	48,680	29,755
Noncontrolling interests	412,745	427,720
Stocks issued for services	-	27,125
Stock-based compensation for service	202,500	-
Imputed interest expense	12,248	26,896
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	161,201	(1,128,492)
Prepaid expenses and other current assets	33,677	(284,882)
Value added tax recoverable	311,240	651,905
Deferred financing costs	-	(1,186,229)
Increase (decrease) in:
Accounts payable	377,501	(5,650,202)
Other payables and accrued liabilities	281,021	540,954
Income tax and other taxes payable	(1,585,778)	2,314,493
Deferred tax payable	(172,139)	(67,655)
Net cash provided by operating activities	5,790,716	1,099,394

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(13,880)	(748,820)
Purchase of fixed assets	(157,769)	(174,005)
Additions to oil and gas properties under construction	-	(211,709)
Net cash used in investing activities	(171,649)	(1,134,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(150,000)	-
Increase in amount due to a stockholder	964,424	8,282
Decrease in amounts due to related parties	(51,654)	(1,552,308)
Net cash provided by financing activities	762,770	13,455,974

EFFECT OF EXCHANGE RATE ON CASH	(11,922)	(761,127)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,369,915	12,659,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,609,128	$12,734,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$2,482,717	$1,283,180

Interest expense	$-	$11,204

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2009, the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

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
STATEMENTS AS OF MARCH 31, 2009
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

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe and Yu Qiao are hereinafter referred to as (“the Company”).

NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao (collectively, “the Company”). The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 4   SECURED DEBENTURE

The following is a summary of secured debenture at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

8% Secured Debenture, net of unamortized discount of
$5,885,883 as of March 31, 2009 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$8,214,117	$8,083,826
	8,214,117	8,083,826
Less: current maturities	(3,917,726)	(1,489,126)
Long-term portion	$4,296,391	$6,594,700

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company  issued to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and issued to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. The Company also granted the Investor an option to purchase up to 24% of the registered capital of Song Yuan Technical at a fair market value which option shall vest immediately on the date following the occurrence of an event of default.

On March 5, 2009, the Company and the Investor entered into Agreement No.1 to 8% Secured Debenture (the "Amendment") which amended the Debenture issued to the Investor on February 28, 2008 for the principal amount of $15,000,000. Pursuant to the Amendment, the Investor agreed to extend the Company's requirement to effect a listing of its common stock on either the NYSE Alternext US LLC or NASDAQ until August 30, 2010, and the Company issued four-year warrants to the Investor to purchase up to (i) 250,000 shares of common stock at an exercise price of $2 per share and (ii) 250,000 shares of common stock at an exercise price of $2.35 per share. Also pursuant to the Amendment, the parties have agreed to amend the monthly principal repayment schedule of the Debenture.

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

The Company has recorded a cost of $8,001,264 for the beneficial conversion feature granted to the Investor. The beneficial conversion feature is reflected as a discount on the carrying value of the debenture and is being amortized as an interest expense over the term of the debenture.

Interest expense and discount amortized on the debenture for the three months ended March 31, 2009 were $280,000 and $492,703 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 5  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended Mar 31,
	2009	2008
Numerator:
Net income attributable to CNEH common stockholders
used in computing basis net income per share	$2,271	$3,375
Net income attributable to CNEH common stockholders
used in computing diluted net income per share	$2,271	$3,375

Denominator:
Shares used in the computation of basic net income per share
(weighted average common stock outstanding)	20,784	19,224
Dilutive potential common stock:
Options and warrants	119	1,314
Shares used in the computation of diluted net income per share	20,903	20,538
Basic net income per share	$0.11	$0.18
Diluted net income per share	$0.11	$0.16
For the three months ended March 31, 2009, options to purchase 410,000 shares of common stock and warrants to purchase 4,460,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $1.66 were not included in the calculation because the effect is anti-dilutive.

NOTE 6  COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from third parties under four operating leases which expire on September 20, 2023, June 30, 2015, January 20, 2011 and September 14, 2009 at annual rental of $183, $14,024, $18,990 and $37,200 respectively.

As of March 31, 2009, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2009	$41,948
2010	33,197
2011	15,789
2012	14,207
Thereafter	37,028
$142,169
(B)  Capital commitments

As of March 31, 2009, the Company had commitments for capital expenditure of $784,000 with a contractor to complete the drilling of 7 oil wells under construction.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 7  STOCK-BASED COMPENSATION

During 2008, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of March 31, 2009, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 410,000 shares of its Common Stock (the “Options”) at an exercise price from $4.05 to $4.50 per share were outstanding. 25% of the 100,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, these stock options granted shall expire one year after the grant date. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

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

As of March 31, 2009, 410,000 stock options with a fair value of approximately $1,150,031 were issued to staff, of which the Company recognized $173,576 as staff compensation expenses included in selling, general and administrative expenses for the three months ended March 31, 2009.

As of March 31, 2009, the total compensation cost related to stock options not yet recognized was $639,477 and these will be recognized over the next 2 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2008	-	-
Granted	410,000	$4.43
Forfeited	-	-
Exercised	-	-
Balance, March 31, 2009	410,000	$4.43

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 7  STOCK-BASED COMPENSATION (CONTINUED)

The following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	0.15 year	$4.05	60,000	$4.05
$4.50	310,000	1.30 year	$4.50	155,000	$4.50
$4.50	40,000	0.30 year	$4.50	30,000	$4.50

NOTE 8  STOCKHOLDERS’ EQUITY

Changes in Equity

The following table summarizes the changes in equity for the three months ended March 31, 2009 (in thousands):

	CNEH Common	Noncontrolling
	Stockholders	Interests	Total

Total equity as of December 31, 2008	$49,319	$4,513	$53,832
Common stock	-	-	-
Additional paid-in capital	447	-	447
Deferred stock compensation	203	-	203
Net income	2,271	413	2,684
Other comprehensive income	71	8	79
Total equity as of March 31, 2009	$52,311	$4,934	$57,245

NOTE 9  RELATED PARTY TRANSACTIONS

a)	As of March 31, 2009, the Company owed a stockholder of $965,162 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

b)	As of March 31, 2009, the Company owed a related party of $14,608 which is repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

c)	Total imputed interest expenses recorded as additional paid-in capital amounted to $12,248 for the three months ended March 31, 2009.

d)	The Company paid a stockholder $3,505 for leased office spaces for the three months ended March 31, 2009.

NOTE 10  CONCENTRATIONS AND RISKS

During 2009, 98% and 2% of the Company's assets were located in the PRC and the United States respectively.

During 2009, 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

The accounts receivable from PetroChina as of March 31, 2009 was $4,068,879.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 11  RECLASSIFICATIONS

Certain reclassifications have been made in the consolidated financial statements for the three months ended March 31, 2008 to conform to the current period’s presentation.

NOTE 12 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS No. 160 requires that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. SFAS No. 160 was effective for the Company on January 1, 2009, and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

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

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities
Field	Acreage	Producing wells #	Proven Reserves (bbls)
Qian112	5,115	219	5,292,591
Da34	2,298	7	13,240
Gu31	1,779	7	95,729
He301	2,471	14	52,232
Total	11,663	247	5,453.792

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

Oil and Gas Properties and Activities

As of March 31, 2009, the Company had a total of 247 producing wells, including 219 producing wells at the Qian’an 112 oilfield, 14 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield. Additionally, at that time the company had 7 wells under construction and not yet been placed into service.

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

Operating Performance

Our operating performance is influenced by several factors, the most significant of which are the price we receive for our oil and the quantities of oil that we are able to produce.  Global oil prices are the most important factor affecting the price that we receive for our oil production.  The prices received for different grades of oil are based upon the world price of oil, which is then adjusted based upon the particular grade.  Typically light oil is sold at a premium, while heavy grades of crude (such as the type we produce from the four fields we operate) are discounted.

Our oil development and acquisition activities require substantial and continuing capital expenditures.  Historically, the sources of financing to fund our capital expenditures have included:

•	Cash flow from operations;
•	Sales of equity securities;
•	Loans from shareholders and third parties; and
•	Extension of credit from our suppliers, including particularly our suppliers of well drilling and completion services.

For the three months ended March 31, 2009 (the “Current Quarter”), the sale price we received for our crude oil production averaged $40.04 per barrel, compared with $94.27 per barrel for the three months ended March 31, 2008 (the “Comparable Quarter”).

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

Production, Average Sales Prices, and Production Costs

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three months ended March 31, 2009 and March 31, 2008.

	Three months ended March 31,
	2009	2008
Oil Output (Bbl)	222,091	114,862
Avg. Sale Price ($/bbl)	$40.04	$94.27

Operating Revenue	$8,899,223	$10,823,974

Cost of Sales
Production Costs	514,400	712,305
Depreciation	2,624,254	1,874,692
Amortization	2,979	2,842
Oil Surcharge	37,792	2,211,320

Gross Profit	$5,719,798	$6,022,815

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Revenues. Revenues for the Current Quarter were $8,899,223 compared to $10,823,974 for the Comparable Quarter, a decrease of $1,924,751, or 17.8%. This decrease was due to a decrease in the average price we received for our crude oil. The average oil price for the Current Quarter was $40.04, a 57.5% decrease from $94.27 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 222,091 barrels compared to 114,862 barrels for the Comparable Quarter, an increase of 93.4%, which substantially offset the impact of lower oil prices.  This increase in production was mainly due to: (i) an increase in the number of producing wells from 165 in the Comparable Quarter to 247 in the Current Quarter; (ii) refracturing and other technical improvements made to the existing wells; and (iii) implementation of a water injection network, which helped to maintain production levels at certain of our existing wells.

Cost of sales.  Cost of sales decreased by 33.8%, from $4,801,159 for the three months ended March 31, 2008 to $3,179,425 for the three months ended March 31, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the Current Quarter, the Company paid an oil surcharge of $37,792 to the PRC government as compared to $2,211,320 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter. The significant decrease in the oil surcharge paid to the government was partially offset by an increase in depreciation of oil and gas properties.  Depreciation increased from $1,874,692 in the Comparable Quarter to $2,624,254 in the Current Quarter, an increase of 40%. The increase in the depreciation of oil and gas properties was mainly attributable to the increase in proven oil reserves as of December 31, 2008, the higher volumes of oil produced and the increased depreciable production equipment base during the first quarter of 2009.

Operating Expenses. Operating expenses totaled $1,337,986 for the Current Quarter, compared to $635,949 for the Comparable Quarter, an increase of 110%.  This increase is primarily a result of an increase of approximately $320,000 in selling, general and administrative costs, an increase of approximately $50,000 in amortization of deferred financing costs and approximately $330,000 in amortization of the discount on debenture from the Lotusbox secured debenture financing transaction consummated in late February 2008.  Selling, general and administrative costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008.  Amortization of the discount on the debenture was recognized for only one month of the Comparable Quarter, versus the full three months of the Current Quarter, which accounts for the increase.

Other Income (Expense).  Other expenses increased from $144,862 for the Comparable Quarter to $277,945 for the Current Quarter. This increase is primarily the result of increases in interest expense which increased from $119,697 in the Comparable Quarter to $280,000 in the Current Quarter.

Net Income.  Net income decreased by 32.7%, from $3,375,015 for the three months ended March 31, 2008 to $2,271,353 for the three months ended March 31, 2009, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of March 31, 2009, the Company had cash and cash equivalents of $19,609,128, other current assets of $4,816,323 and current liabilities of $19,302,262.  For the three months ended March 31, 2009, our primary sources of liquidity were $5,790,716 provided by operating activities and $762,770 in cash provided by financing activities.  This cash balance of $19,609,128 represents an increase of $6,369,915 over our cash balance as of December 31, 2008 and an increase of $6,874,783 over our cash balance as of March 31, 2008.

Net cash provided by operating activities was $5,790,716 for the Current Quarter compared to net cash provided by operating activities of $1,099,394 for the Comparable Quarter. The increase in net cash provided by operating activities was the result of a number of significant changes in our operating accounts.  Cash from operating activities decreased due to a reduction in net income and higher cash payments of income and other taxes.  However, this was more than offset by increased operating cash flows resulting from an increase in the non-cash benefit arising from Depreciation of oil and gas properties in the Current Quarter, and from a slight increase in the level of our accounts payable during the Current Quarter compared to a large reduction in accounts payable in the Comparable Quarter.

Net cash used in investing activities was $171,649 for the three months ended March 31, 2009 compared to $1,134,534 for the same period in 2008. This decrease is primarily due to the significant decrease in purchase of oil and gas properties of $734,940 during the three months ended March 31, 2009.

Net cash provided by financing activities was $762,770 for the three months ended March 31, 2009 compared to $13,455,974 for the same period in 2008, which was primarily a result of the financing by Lotusbox Investments Limited, which was completed in the first quarter of 2008.

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

Capital Commitments

As of March 31, 2009, the Company had commitments for capital expenditure of $784,000 with a contractor to complete the drilling of 7 oil wells under construction.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of March 31, 2009, we have drilled 254 wells out of the 675 wells that we believe can be drilled in our four oilfields.  Of these, 247 are produced oil in the Current Quarter.  The remaining 7 have been drilled but not placed into production due to the relatively low oil price. We anticipate that we will continue to increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year.   We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $0.17 per barrel, as compared to $19.25 per barrel in the Comparable Quarter.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS No. 160 requires that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. SFAS No. 160 was effective for the Company on January 1, 2009, and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

On March 5, 2009, the Company and Topworth entered into a Settlement and Release Agreement (the “Settlement”) whereby the Company and Topworth agreed to mutually release each other from any and all claims they have against each other, including any and all claims and counterclaims pending in the action brought by the Company in the Third District Court, State of Utah, Civil Case Number 070911868 (the “Action”).  Under the Settlement, the parties’ shall dismiss the Company’s complaint and Topworth’s counterclaim.  The 627,360 shares of common stock in the Company held in the name of Topworth (the “Shares”) that were a subject of dispute in the Action shall be disposed of on the following material terms:  Topworth shall deliver all certificates representing the Shares to a designated custodian; the custodian shall hold the certificates until at least June 26, 2009; and, thereafter, the custodian shall release 100,000 of the Shares to Topworth each month until November 30, 2009, when Topworth will be entitled to receive all of the remaining Shares.  The custodian shall release the Shares without any restriction on Topworth’s ability transfer or sell the Shares imposed by the Company subject to restrictions under the Securities Act of 1933, as amended.  The Shares have been held in Topworth’s name and have been included in the Company’s outstanding shares; as such the Shares will not have an additional dilutive effect on the Company’s shareholders. Subsequently, Topworth, through its counsel, filed a stipulation and motion for order to dismiss with prejudice the Action in March 2009.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2009.

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

China North East Petroleum Holdings Limited

May 15, 2009	By:	/s/ Wang Hongjun
Wang Hongjun
President
(Principal Executive Officer)

/s/ Zhang Yang
May 15, 2009		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)