Form 10-Q/A
period 2009-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2009-07-23
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Number of shares of common stock outstanding as of July 22, 2009: 20,924,080

EXLANATORY NOTE

This Amendment No. 1 to Form 10-Q (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 15, 2009 (the “Original Filing”), of China North East Petroleum Holdings Limited, a Nevada corporation (the “Company”). The purpose of this amendment is to revise (1) Part I, Item 4T. Controls and Procedures.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Principal Executive Officer and Principal Financial and Accounting Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

PART I – FINANCIAL INFORMATION

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

1

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China North East Petroleum Holdings Limited

July 23, 2009	By:	/s/ Wang Hongjun
Wang Hongjun
President
(Principal Executive Officer)

/s/ Zhang Yang
July 23, 2009		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)

2