Form 10-Q
period 2009-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2009-08-14
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding as of August 7, 2009: 20,989,087

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

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “NEP” refer specifically to China North East Petroleum Holdings Limited and its subsidiaries.

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,675,024	$13,239,213
Accounts receivable, net	5,083,803	4,230,080
Prepaid expenses and other current assets	510,008	781,121
Value added tax recoverable	-	311,240
Total Current Assets	28,268,835	18,561,654

PROPERTY AND EQUIPMENT
Oil and gas properties, net	66,338,774	70,193,852
Fixed assets, net	1,705,301	1,684,377
Oil and gas properties under construction	-	714,629
Total Property and Equipment	68,044,075	72,592,858

LAND USE RIGHTS, NET	30,288	36,198

DEFERRED FINANCING COSTS, NET	790,819	939,098

TOTAL ASSETS	$97,134,017	$92,129,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,098,584	$10,985,894
Current portion of secured debenture, net of discount	2,864,844	1,489,126
Other payables and accrued liabilities	880,945	742,264
Due to related parties	14,610	66,262
Income tax and other taxes payable	3,264,378	3,710,870
Due to a stockholder	2,998,932	738
Total Current Liabilities	22,122,293	16,995,154

LONG-TERM LIABILITIES
Accounts payable	9,295,090	13,944,903
Secured debenture, net of discount	4,138,732	6,594,700
Deferred tax payable	359,901	762,405
Total Long-term Liabilities	13,793,723	21,302,008

TOTAL LIABILITIES	35,916,016	38,297,162

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
20,904,080 shares issued and outstanding as of
June 30, 2009; 20,784,080 shares issued and
outstanding as of December 31, 2008)	20,904	20,784
Additional paid-in capital	22,295,107	21,384,816
Deferred stock compensation	(843,750)	(1,248,750)
Retained earnings
Unappropriated	29,625,009	24,536,079
Appropriated	1,372,999	1,372,999
Accumulated other comprehensive income	3,328,123	3,253,068
Total NEP Stockholders' Equity	55,798,392	49,318,996

Noncontrolling interests	5,419,609	4,513,650
TOTAL EQUITY	61,218,001	53,832,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,134,017	$92,129,808

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)		(Unaudited)
	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

NET SALES	$11,351,405	$14,167,538	$20,250,628	$24,991,512

COST OF SALES
Production costs	1,152,199	782,972	1,666,599	1,495,277
Depreciation of oil and gas properties	2,833,995	2,506,302	5,458,249	4,380,994
Amortization of land use rights	2,982	2,926	5,961	5,768
Government oil surcharge	580,375	3,173,380	618,167	5,384,700
Total Cost of Sales	4,569,551	6,465,580	7,748,976	11,266,739

GROSS PROFIT	6,781,854	7,701,958	12,501,652	13,724,773

OPERATING EXPENSES
Selling, general and administrative expenses	610,754	288,331	1,183,337	545,925
Professional fees	153,032	39,818	225,048	97,330
Consulting fees	98,615	146,208	156,295	227,838
Amortization of deferred financing costs	74,140	74,139	148,279	98,852
Amortization of discount on debenture	509,355	486,803	1,002,058	649,071
Depreciation of fixed assets	70,986	58,253	139,801	110,485
Total Operating Expenses	1,516,882	1,093,552	2,854,818	1,729,501

INCOME FROM OPERATIONS	5,264,972	6,608,406	9,646,834	11,995,272

OTHER INCOME (EXPENSE)
Other income	-	68,153	-	65,842
Other expense	(1,008)	(105,601)	(1,801)	(105,601)
Interest expense	(260,664)	(305,347)	(540,664)	(425,044)
Imputed interest expense	(37,669)	(5,845)	(49,917)	(32,741)
Interest income	4,668	25,924	19,764	29,966
Total Other Expense, net	(294,673)	(322,716)	(572,618)	(467,578)

NET INCOME BEFORE INCOME TAXES	4,970,299	6,285,690	9,074,216	11,527,694
Income tax expense	(1,667,848)	(1,865,268)	(3,087,667)	(3,304,537)
NET INCOME	3,302,451	4,420,422	5,986,549	8,223,157
Less: net income attributable to noncontrolling interests	(484,874)	(548,373)	(897,619)	(976,093)
NET INCOME ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	2,817,577	3,872,049	5,088,930	7,247,064

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	4,456	930,422	83,395	1,867,981
Less: foreign currency translation gain attributable to noncontrolling interests	(446)	(93,042)	(8,340)	(186,798)
Foreign currency translation gain attributable to NEP common stockholders	4,010	837,380	75,055	1,681,183

COMPREHENSIVE INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	$2,821,587	$4,709,429	$5,163,985	$8,928,247

Net income per share
- basic	$0.14	$0.20	$0.24	$0.38
- diluted	$0.13	$0.18	$0.24	$0.35

Weighted average number of shares outstanding during the period
- basic	20,855,289	19,224,080	20,819,881	19,224,080
- diluted	21,898,245	21,435,012	20,864,326	20,542,229

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,088,930	$7,247,064
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation of oil and gas properties	5,458,249	4,380,994
Depreciation of fixed assets	139,801	110,485
Amortization of land use rights	5,961	5,768
Amortization of deferred financing costs	148,279	98,852
Amortization of discount on debenture	1,002,058	649,071
Amortization of stock option compensation	340,384	12,504
Warrants issued for services	206,602	91,963
Noncontrolling interests	897,619	976,093
Stocks issued for services	-	27,125
Stock-based compensation for service	405,000	-
Imputed interest expense	49,917	32,741
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(853,723)	(3,362,131)
Prepaid expenses and other current assets	271,113	(2,099,397)
Value added tax recoverable	311,240	111,227
Increase (decrease) in:
Accounts payable	(3,537,123)	(9,735,812)
Other payables and accrued liabilities	138,681	(127,249)
Income tax and other taxes payable	(446,492)	2,687,453
Deferred tax payable	(402,504)	(247,727)
Net cash provided by operating activities	9,223,992	859,024

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(790,110)	(8,338,953)
Purchase of fixed assets	(158,416)	(596,055)
Additions to oil and gas properties under construction	-	(563,024)
Net cash used in investing activities	(948,526)	(9,498,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(1,186,229)
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(1,770,000)	-
Proceeds from exercise of stock warrants	1,200	-
Increase in amount due to a stockholder	2,998,194	265,076
Decrease in amounts due to related parties	(51,652)	(1,715,330)
Net cash provided by financing activities	1,177,742	12,363,517

EFFECT OF EXCHANGE RATE ON CASH	(17,397)	(1,371,559)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,435,811	2,352,950

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,675,024	$2,427,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$4,077,609	$2,851,704

Interest expense	$280,839	$425,044

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2009, the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 30, 2009.

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
STATEMENTS AS OF JUNE 30, 2009
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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 4     SECURED DEBENTURE

The following is a summary of secured debenture at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

8% Secured Debenture, net of unamortized discount of
$5,476,424 as of June 30, 2009 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$7,003,576	$8,083,826
	7,003,576	8,083,826
Less: current maturities	(2,864,844)	(1,489,126)
Long-term portion	$4,138,732	$6,594,700

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

On March 5, 2009, the Company and the Investor entered into Amendment No.1 to 8% Secured Debenture (the "Amendment") which amended the Debenture issued to the Investor on February 28, 2008 for the principal amount of $15,000,000. Pursuant to the Amendment, the Investor agreed to extend the Company's requirement to effect a listing of its common stock on either the NYSE AMEX LLC or NASDAQ until August 30, 2010, and the Company issued four-year warrants to the Investor to purchase up to (i) 250,000 shares of common stock at an exercise price of $2 per share and (ii) 250,000 shares of common stock at an exercise price of $2.35 per share. Also pursuant to the Amendment, the parties have agreed to amend the monthly principal repayment schedule of the Debenture. Pursuant to Section 2(e) of the Series B and C Common Stock Purchase Warrant issued on February 28, 2008 (the “B Warrants” and “C Warrants”) for the purchase of 3,600,000 shares of common stock of Company, the exercise price of the B Warrants and C Warrants have been reset to $2.35 per share.

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

The Company has recorded a cost of $8,101,160 for the beneficial conversion feature granted to the Investor. The beneficial conversion feature is reflected as a discount to the carrying value of the debenture and is being amortized as an interest expense over the term of the debenture.

Interest expense on the secured debenture for the three and six months ended June 30, 2009 was $260,664 and $540,664 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 4     SECURED DEBENTURE (CONTINUED)

Discount amortized on the secured debenture for the three and six months ended June 30, 2009 was $509,355 and $1,002,058 respectively.

NOTE 5     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Six months ended June 30,
	2009	2008
Numerator:
Net income attributable to NEP common stockholders
used in computing basis net income per share	$5,089	$7,247
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$5,089	$7,247

Denominator:
Shares used in the computation of basic net income per share
(weighted average common stock outstanding)	20,820	19,224
Dilutive potential common stock:
Options and warrants	44	1,318
Shares used in the computation of diluted net income per share	20,864	20,542
Basic net income per share	$0.24	$0.38
Diluted net income per share	$0.24	$0.35

For the six months ended June 30, 2009, options to purchase 470,000 shares of common stock and warrants to purchase 4,260,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.34 were not included in the calculation because the effect is anti-dilutive.

	Three months ended June 30,
	2009	2008
Numerator:
Net income attributable to NEP common stockholders
used in computing basis net income per share	$2,818	$3,872
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$2,818	$3,872

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	20,855	19,224
Dilutive potential common stock:
Options and warrants	1,043	2,211
Shares used in computation of diluted net income per share	21,898	21,435
Basic net income per share	$0.14	$0.20
Diluted net income per share	$0.13	$0.18

For the three months ended June 30, 2009, options to purchase 410,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $3.01 were not included in the calculation because the effect is anti-dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 6     COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from third parties under four operating leases which expire on September 20, 2023, December 31, 2009, January 20, 2011 and September 14, 2009 at annual rental of $183, $5,844, $18,993 and $37,200 respectively.

As of June 30, 2009, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2009	$20,261
2010	19,176
2011	1,765
2012	183
Thereafter	1,967
$43,352

(B)  Capital commitments

As of June 30, 2009, the Company had commitments for capital expenditure of $10,519,000 with a contractor to complete the drilling of 48 oil wells.

NOTE 7     STOCK-BASED COMPENSATION

From May 2008 to June 2009, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of June 30, 2009, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 470,000 shares of its Common Stock (the “Options”) at an exercise prices from $2.94 to $4.50 per share were outstanding. 25% of the 160,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, these stock options granted shall expire ten years after the grant date. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
1 to 2 years	102% to 173%	0%	0.49% to 2.66%	$2.94 to $4.50

-   Dividend Yield: The expected dividend yield is zero.  The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-   Risk Free Rate: Risk-free interest rate of 0.49% to 2.66% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 7     STOCK-BASED COMPENSATION (CONTINUED)

As of June 30, 2009, 470,000 stock options with a fair value of approximately $1,218,848 were issued to staff, of which the Company recognized $340,384 as staff compensation expenses included in selling, general and administrative expenses for the six months ended June 30, 2009.

As of June 30, 2009, the total compensation cost related to stock options not yet recognized was $541,486 and these will be recognized over the next 2 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2008	410,000	$4.43
Granted	60,000	$2.94
Forfeited	-	-
Exercised	-	-
Balance, June 30, 2009	470,000	$4.24

The following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	8.88 years	$4.05	60,000	$4.05
$4.50	40,000	9.04 years	$4.50	20,000	$4.50
$4.50	310,000	9.04 years	$4.50	155,000	$4.50
$2.94	60,000	9.88 years	$2.94	15,000	$2.94

NOTE 8     STOCKHOLDERS’ EQUITY

(A)  Changes in Equity

The following table summarizes the changes in equity for the six months ended June 30, 2009 (in thousands):

	NEP Common	Noncontrolling
	Stockholders	Interests	Total

Total equity as of December 31, 2008	$49,319	$4,513	$53,832
Common stock	-	-	-
Additional paid-in capital	910	-	910
Deferred stock compensation	405	-	405
Net income	5,089	898	5,987
Other comprehensive income	75	9	84
Total equity as of June 30, 2009	$55,798	$5,420	$61,218

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 8     STOCKHOLDERS’ EQUITY (CONTINUED)

(B)  Stock issuance

On May 8, 2009, the Company issued 120,000 shares of common stock to a consultant who exercised the Class A Warrants at the exercise price of $0.01 per share.

(C)  Issuance of warrants

Pursuant to a consulting agreement with effect from April 29, 2009 for a term of two years, the Company issued to a consultant for investor relations consulting services a four-year warrant for 50,000 shares of the common stock of the Company at an exercise price equal to $2.65 per share. The Company’s stock was trading at $1.90 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the consulting agreement. The warrant has been determined to have a market value of $38,472 using the Black-Scholes option pricing model with market value per common stock of $0.77, an exercise period of 2 years and a volatility of 92%. The Company recognized $3,206 and $3,206 as consulting expenses for the three and six months ended June 30, 2009 respectively.

Pursuant to an engagement agreement with effect from February 28, 2008 for a term of two years, the Company issued to a law firm for legal services at rates lower than its billing rate a warrant for 100,000 shares of the common stock of the Company at an exercise price equal to $2.15 per share. This warrant may be exercised until January 1, 2013. The Company’s stock was trading at $2.14 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the engagement agreement. The warrant has been determined to have a market value of $158,420 using the Black-Scholes option pricing model with market value per common stock of $1.58, an exercise period of 2 years and a volatility of 158%. The Company recognized $105,613 and $105,613 as professional fees for the three and six months ended June 30, 2009 respectively.

On February 28, 2008, the Company issued to a consultant five-year warrants exercisable for up to (i) 120,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 150,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 210,000 shares of the Company's common stock at an initial exercise price equal to $3.45 (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The exercise prices of Class B Warrants and Class C Warrants were subsequently revised to $2.35 per share. The Class B Warrants are subject to certain call rights. The Company’s stock was trading at $2.93 at the time of issuance of warrants. The warrants have been determined to have a total market value of $788,306 using the Black-Scholes option pricing model with market value per common stock of $2.13, $1.48 and $1.48 for Class A Warrants, Class B Warrants and Class C Warrants respectively, an exercise period of 2 years and a volatility of 158%, 82% and 82% respectively. The Company recognized $48,681 and $97,783 as consulting expenses for the three and six months ended June 30, 2009 respectively.

NOTE 9     RELATED PARTY TRANSACTIONS

a)    As of June 30, 2009, the Company owed a stockholder of $2,998,932 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

b)    As of June 30, 2009, the Company owed a related party of $14,610 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

c)    Total imputed interest expenses recorded as additional paid-in capital amounted to $37,669 and $49,917 for the three and six months ended June 30, 2009 respectively.

d)    The Company paid a stockholder $0 and $3,507 for leased office spaces for the three and six months ended June 30, 2009 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 10  CONCENTRATIONS AND RISKS

During 2009, 98% and 2% of the Company's assets were located in the PRC and the United States respectively.

During 2009, 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

The accounts receivable from PetroChina as of June 30, 2009 was $5,083,803.

NOTE 11  RECLASSIFICATIONS

Certain reclassifications have been made in the consolidated financial statements for the six months ended June 30, 2008 to conform to the current period’s presentation.

NOTE 12  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 “Fair Value Measurements”, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. The adoption of SFAS No. 157 did not have a material impact on the financial statements.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 12  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of SFAS 165 has no impact on the financial statements as management has already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 12  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will be effective for interim and annual periods that end after September 15, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the financial statements.

NOTE 13  SUBSEQUENT EVENTS

On July 27, 2009, the Company issued 65,007 shares of its common stock to a consultant at a volume weighted average price of $4.1474 per share pursuant to a cashless exercise option in place of the consultant exercising all of his Class B Warrants for 150,000 shares of common stock at $2.35 per share.

During July 2009, the Company repaid $2,922,000 due to a stockholder.

.
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

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with PetroChina  to sell our crude oil production for use in the China marketplace. We currently operate 254 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities
Field	Acreage	Producing wells #	Proven Reserves (bbls)
Qian112	5,115	222	5,292,591
Da34	2,298	7	13,240
Gu31	1,779	7	95,729
He301	2,471	18	52,232
Total	11,663	254	5,453,792

The flowing chart illustrates our company’s organizational structure:

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

Listing on the NYSE Amex LLC.

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP”.

Oil and Gas Properties and Activities

As of June 30, 2009, the Company had a total of 254 producing wells, including 222 producing wells at the Qian’an 112 oilfield, 18 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield.

All of the Company’s crude oil production is sold to the PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away, the Hetingbao 301 oilfield is three kilometers away, the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is a leading global provider of energy and metals information that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. An independent provider, Platts serves the oil, natural gas, electricity, emissions, nuclear power, coal, petrochemical, shipping, and metals markets from 17 offices worldwide. price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot.

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

For the three months ended June 30, 2009 (the “Current Quarter”), the sale price we received for our crude oil production averaged $50.27 per barrel, compared with $105.08 per barrel for the three months ended June 30, 2008 (the “Comparable Quarter”). For the six months ended June 30, 2009, the sale price we received for our crude oil production averaged $45.16 per barrel, compared with $99.59 per barrel for the same period ended a year ago.

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

Production, Average Sales Prices, and Production Costs

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three and six months ended June 30, 2009 and June 30, 2008.

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Oil Output (Bbl)	225,043	135,194	447,134	250,056
Avg. Sale Price ($/bbl)	$50.27	$105.08	$45.16	$99.59

Operating Revenue	$11,351,405	$14,167,538	$20,250,628	$24,991,512

Operating Expenses
Production Costs	$1,152,199	$782,972	$1,666,599	$1,495,277
Depreciation	$2,833,995	$2,506,302	$5,458,249	$4,380,994
Amortization	$2,982	$2,926	$5,961	$5,768
Oil Surcharge	$580,375	$3,173,380	$618,167	$5,384,700

Gross Profit	$6,781,854	$7,701,958	$12,501,652	$13,724,773

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Revenues. Revenues for the Current Quarter were $11,351,405 compared to $14,167,538 for the Comparable Quarter, a decrease of $2,816,133, or 20%. This decrease was due to a decrease in the average price we received for our crude oil. The average oil price for the Current Quarter was $50.27, a 52% decrease from $105.08 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 225,043 barrels compared to 135,194 barrels for the Comparable Quarter, an increase of 66.5%, which substantially offset the impact of lower oil prices.  This increase in production was mainly due to: (i) an increase in the number of producing wells from 188 in the Comparable Quarter to 254 in the Current Quarter; (ii) refracturing and other technical improvements made to the existing wells; and (iii) implementation of a water injection network, which helped to maintain production levels at certain of our existing wells.

Cost of sales.  Cost of sales decreased by 29%, from $6,465,580 for the three months ended June 30, 2008 to $4,569,551 for the three months ended June 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the Current Quarter, the Company paid an oil surcharge of $580,375 to the PRC government as compared to $3,173,380 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $1,516,882 for the Current Quarter, compared to $1,093,552 for the Comparable Quarter, an increase of 39%.  This increase is primarily a result of an increase of approximately $322,423 in selling, general and administrative costs (“SG&A”).  SG&A costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008, as well as an increase in professional fees from $39,818 in the Comparable Quarter to $153,032 in the Current Quarter as a result of recent business development activities.

Other Income (Expense).  Other expenses decreased from $322,716 for the Comparable Quarter to $294,673 for the Current Quarter. This decrease is primarily the result of decrease in other expense which decreased from $105,601 in the Comparable Quarter to $1,008 in the current quarter.

Net Income.  Net income decreased by 27%, from $3,872,049 for the Comparable Quarter to $2,817,577 for the Current Quarter, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Revenues. Revenues for the six months ended June 30, 2009 were $20,250,628 compared to $24,991,512 for the six months ended June 30, 2008, a decrease of $4,740,884, or 19%. This decrease was due to a decrease in the average price we received for our crude oil. The average oil price for the six months ended June 30, 2009 was $45.16, a 54.7% decrease from $99.59 for the same period in 2008. Our output of crude oil for the six months ended June 30, 2009 was 447,134 barrels compared to 250,056 barrels for the same period in 2008, an increase of 78.8%, which substantially offset the impact of lower oil prices.  This increase in production was mainly due to: (i) an increase in the number of producing wells, (ii) refracturing and other technical improvements made to the existing wells; and (iii) implementation of a water injection network, which helped to maintain production levels at certain of our existing wells.

Cost of sales.  Cost of sales decreased by 31%, from $11,266,739 for the six months ended June 30, 2008 to $7,748,976 for the six months ended June 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the six months ended June 30, 2009, the Company paid an oil surcharge of $618,167 to the PRC government as compared to $5,384,700 paid for the same period in 2008. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $2,854,818 for the six months ended June 30, 2009, compared to $1,729,501 for the six months ended June 30, 2008, an increase of 65%. This increase is primarily a result of an increase of approximately $637,412 in selling, general and administrative costs.  SG&A costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008.  Amortization of the discount on the debenture was recognized for only four month of the Comparable Quarter, versus the full six months of the Current Quarter, which accounts for the increase. And also the increased professional fee from $97,330 in the Comparable Quarter to $225,048 in the Current Quarter which results from the recent business development activities.

Net Income.  Net income decreased by 30% from $7,247,064 for the six months ended June 30, 2008 to $5,088,930 for the six months ended June 30, 2009, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of June 30, 2009, the Company had cash and cash equivalents of $22,675,024, other current assets of $5,593,811 and current liabilities of $22,122,293.  For the six months ended June 30, 2009, our primary sources of liquidity were $9,223,992 provide by operating activities and $1,177,742 in cash provided by financing activities.  This cash balance of $22,675,024 represents an increase of $3,065,896 over our cash balance as of March 31, 2009 and an increase of $9,435,811 over our cash balance as of December 31, 2008.

Net cash provided by operating activities was $9,223,992 for the six months ended June 30, 2009 compared to net cash provided by operating activities of $859,024 for the same period in 2008. The increase in net cash provided by operating activities was the result of a number of significant changes in our operating accounts.  Cash from operating activities decreased due to a reduction in net income and higher cash payments of income and other taxes.  However, this was more than offset by increased operating cash flows resulting from an increase in the non-cash benefit arising from Depreciation of oil and gas properties in the Current Period, and from a slight increase in the level of our accounts payable during the Current Period compared to a large reduction in accounts payable in the Comparable Period.

Net cash used in investing activities was $948,526 for the six months ended June 30, 2009 compared to $9,498,032 for the same period in 2008. This decrease is primarily due to the significant decrease in purchase of oil and gas properties of $7,548,843 during the six months ended June 30, 2009.

Net cash provided by financing activities was $1,177,742 for the six months ended June 30, 2009 as compared to $12,363,517 for the same period in 2008. This was primarily a result of the financing by Lotusbox Investments Limited completed in the first quarter of 2008, whilst the current period net cash provided by financing activities resulted principally from a loan from a shareholder of $2,998,194 and the repayment of the secured debenture to Lotusbox Investments Limited of $1,770,000.
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

Capital Commitments

As of June 30, 2009, the Company had commitments for capital expenditure of $10,519,000 with a contractor to complete the drilling of 48 oil wells.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of June 30, 2009, we have drilled 254 wells out of the 675 wells that we believe can be drilled in our four oilfields.  Of these, 254 are produced oil in the Current Quarter. We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year.   We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $1.38 per barrel, as compared to $21.53 per barrel in the Comparable Quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements”. Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. In April 2009, the FASB issued Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 “Fair Value Measurements”, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be applied prospectively. The adoption of SFAS No. 157 did not have a material impact on the financial statements.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of SFAS 165 has no impact on the financial statements as management has already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will be effective for interim and annual periods that end after September 15, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 5, 2009, the Company and Topworth entered into a Settlement and Release Agreement (the “Settlement”) whereby the Company and Topworth agreed to mutually release each other from any and all claims they have against each other, including any and all claims and counterclaims pending in the action brought by the Company in the Third District Court, State of Utah, Civil Case Number 070911868 (the “Action”).  Under the Settlement, the parties’ shall dismiss the Company’s complaint and Topworth’s counterclaim.  The 627,360 shares of common stock in the Company held in the name of Topworth (the “Shares”) that were a subject of dispute in the Action shall be disposed of on the following material terms:  Topworth shall deliver all certificates representing the Shares to a designated custodian; the custodian shall hold the certificates until at least June 26, 2009; and, thereafter, the custodian shall release 100,000 of the Shares to Topworth each month until November 30, 2009, when Topworth will be entitled to receive all of the remaining Shares.  The custodian shall release the Shares without any restriction on Topworth’s ability transfer or sell the Shares imposed by the Company subject to restrictions under the Securities Act of 1933, as amended.  The Shares have been held in Topworth’s name and have been included in the Company’s outstanding shares; as such the Shares will not have an additional dilutive effect on the Company’s shareholders. Subsequently, the case was dismissed with prejudice on March 27, 2009.

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

China North East Petroleum Holdings Limited

August 14, 2009	By:	/s/ Wang Hongjun
Wang Hongjun
President
(Principal Executive Officer)

/s/ Zhang Yang
August 14, 2009		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)