Form 10-Q
period 2009-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2009-11-16
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

(212) 307-3568
(Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock outstanding as of November 12, 2009: 25,852,181

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to, those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

●	Our expectation of continued growth in the demand for our oil;

●	Our expectation that we will have adequate liquidity from cash flows from operations;

●	A variety of market, operational, geologic, permitting, labor and weather related factors; and

●	The other risks and uncertainties which are described below under “RISK FACTORS,” including, but not limited to, the following:
♦	Unanticipated conditions may cause profitability to fluctuate; and
♦	Decreases in purchases of oil by our customer will adversely affect our revenues.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-Q, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,158,348	$13,239,213
Accounts receivable, net	6,509,440	4,230,080
Prepaid expenses and other current assets	3,987,771	781,121
Value added tax recoverable	-	311,240
Total Current Assets	43,655,559	18,561,654

PROPERTY AND EQUIPMENT
Oil and gas properties, net	65,847,281	70,193,852
Fixed assets, net	13,820,768	1,684,377
Oil and gas properties under construction	-	714,629
Total Property and Equipment	79,668,049	72,592,858

LAND USE RIGHTS, NET	641,204	36,198
GOODWILL	1,645,589	-
DEFERRED FINANCING COSTS, NET	716,680	939,098

TOTAL ASSETS	$126,327,081	$92,129,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,178,864	$10,985,894
Current portion of secured debenture, net of discount	3,971,112	1,489,126
Other payables and accrued liabilities	5,677,494	742,264
Due to related parties	14,625	66,262
Income tax and other taxes payable	5,598,835	3,710,870
Due to a stockholder	5,602,176	738
Total Current Liabilities	29,043,106	16,995,154

LONG-TERM LIABILITIES
Accounts payable	9,347,865	13,944,903
Secured debenture, net of discount	2,815,879	6,594,700
Deferred tax payable	64,465	762,405
Total Long-term Liabilities	12,228,209	21,302,008

TOTAL LIABILITIES	41,271,315	38,297,162

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
25,119,619 shares issued and outstanding as of
September 30, 2009; 20,784,080 shares issued and
outstanding as of December 31, 2008)	25,120	20,784
Additional paid-in capital	39,934,062	21,384,816
Deferred stock compensation	(641,250)	(1,248,750)
Retained earnings
Unappropriated	33,677,718	24,536,079
Appropriated	1,372,999	1,372,999
Accumulated other comprehensive income	3,365,741	3,253,068
Total NEP Stockholders' Equity	77,734,390	49,318,996

Noncontrolling interests	7,321,376	4,513,650
TOTAL EQUITY	85,055,766	53,832,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,327,081	$92,129,808

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
	(Unaudited)		(Unaudited)
	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
NET SALES	$14,403,921	$19,060,007	$34,654,549	$44,051,519

COST OF SALES
Production costs	1,103,163	895,155	2,769,762	2,390,432
Depreciation of oil and gas properties	2,824,981	3,774,327	8,283,230	8,155,321
Amortization of land use rights	2,982	2,975	8,943	8,743
Government oil surcharge	1,655,000	4,480,955	2,273,167	9,865,655
Total Cost of Sales	5,586,126	9,153,412	13,335,102	20,420,151

GROSS PROFIT	8,817,795	9,906,595	21,319,447	23,631,368

OPERATING EXPENSES
Selling, general and administrative expenses	749,204	793,479	1,932,541	1,339,404
Professional fees	98,261	42,850	323,309	140,180
Consulting fees	142,332	91,926	298,627	319,764
Depreciation of fixed assets	69,947	50,445	209,748	160,930
Total Operating Expenses	1,059,744	978,700	2,764,225	1,960,278

INCOME FROM OPERATIONS	7,758,051	8,927,895	18,555,222	21,671,090

OTHER INCOME (EXPENSE)
Other income	7,134	809	7,134	66,651
Other expense	(20,780)	(2,000)	(22,581)	(107,601)
Interest expense	(236,931)	(296,761)	(777,595)	(721,805)
Amortization of deferred financing cost	(74,139)	(74,140)	(222,418)	(172,992)
Amortization of discount on debenture	(513,415)	(486,803)	(1,515,473)	(1,135,874)
Imputed interest expense	(70,210)	(16,794)	(120,127)	(49,535)
Interest income	25,141	4,238	44,905	34,204
Total Other Expense, net	(883,200)	(871,451)	(2,606,155)	(2,086,952)

NET INCOME BEFORE INCOME TAXES	6,874,851	8,056,444	15,949,067	19,584,138
Income tax expense	(2,186,156)	(2,390,961)	(5,273,823)	(5,695,498)
NET INCOME	4,688,695	5,665,483	10,675,244	13,888,640
Less: net income attributable to noncontrolling interests	(635,986)	(711,301)	(1,533,605)	(1,687,394)
NET INCOME ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	4,052,709	4,954,182	9,141,639	12,201,246

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	41,798	152,651	125,193	2,020,632
Less: foreign currency translation gain attributable to noncontrolling interests	(4,180)	(15,265)	(12,520)	(202,063)
Foreign currency translation gain attributable to NEP common stockholders	37,618	137,386	112,673	1,818,569

COMPREHENSIVE INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	$4,090,327	$5,091,568	$9,254,312	$14,019,815

Net income per share
- basic	$0.19	$0.25	$0.43	$0.63
- diluted	$0.17	$0.24	$0.41	$0.62

Weighted average number of shares outstanding during the period
- basic	21,780,364	19,987,123	21,143,560	19,480,284
- diluted	24,025,976	20,676,711	22,266,408	19,642,216

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 (Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,141,639	$12,201,246
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation of oil and gas properties	8,283,230	8,155,321
Depreciation of fixed assets	209,748	160,930
Amortization of land use rights	8,943	8,743
Amortization of deferred financing costs	222,418	172,992
Amortization of discount on debenture	1,515,473	1,135,874
Amortization of stock option compensation	475,207	163,402
Warrants issued for services	280,737	154,171
Noncontrolling interests	1,533,605	1,687,394
Stocks issued for consulting services	88,000	27,125
Stock-based compensation for employee services	607,500	168,750
Imputed interest expense	120,127	49,535
Gain on disposal of fixed assets	(7,134)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(2,279,360)	(5,742,601)
Prepaid expenses and other current assets	(3,206,650)	(1,863,807)
Value added tax recoverable	311,240	651,905
Deferred tax assets	-	(209,102)
Increase (decrease) in:
Accounts payable	(7,404,068)	(3,458,626)
Other payables and accrued expenses	242,706	(195,033)
Income tax and other taxes payable	1,242,325	4,918,065
Deferred tax payable	(697,940)	(543,100)
Net cash provided by operating activities	10,687,746	17,643,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(3,053,668)	(18,300,636)
Purchase of fixed assets	(185,369)	(668,233)
Additions to oil and gas properties under construction	-	(649,786)
Proceeds from disposal of fixed assets	28,656	-
Cash outflow from acquisition of a subsidiary (Note 4)	(7,837,926)	-
Net cash used in investing activities	(11,048,307)	(19,618,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance and sale in a public offering of
common stock and warrants, net	17,276,003	-
Payment of deferred financing costs	-	(1,186,229)
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(2,500,000)	(750,000)
Proceeds from exercise of stock warrants	1,200	12,000
Increase in amount due to a stockholder	5,601,438	660,153
Decrease in amounts due to related parties	(51,637)	(2,644,819)
Net cash provided by financing activities	20,327,004	11,091,105

EFFECT OF EXCHANGE RATE ON CASH	(47,308)	(1,428,255)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,919,135	7,687,379

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,158,348	$7,762,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$5,975,876	$4,932,518

Interest expense	$540,664	$721,805

SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING ACTIVITIES:
During 2009, the Company issued 15,000 S-8 shares of common stock valued at $66,000 for consulting services.

During 2009, the Company issued 5,000 S-8 shares of common stock valued at $22,000 for consulting services.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 30, 2009.

FASB Launches New Accounting Standards Codification

In June 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB's Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies.  The Trust has adopted the Codification in this quarterly report by using plain English to describe FASB broad topic references.

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
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 2     ORGANIZATION (CONTINUED)

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

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Yu Qiao for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000. Yu Qiao is engaged in the exploration and production of crude oil in Jilin Province, PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), the Company has the right to explore, develop and extract oil at Qian’an 112, Da 34 and Gu 31 area.

After the acquisition of Yu Qiao, the oil lease agreement between Yu Qiao and Hong Xiang Oil Development was rescinded and Hong Xiang Technical and Hong Xiang Oil Development were dissolved in March 2007.

On September 25, 2009, Song Yuan Technical acquired from third parties 100% of the equity interest of Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”) at a consideration of $13,000,000 in cash. Tiancheng provides contract land drilling services to customers for exploration and production of crude oil in the PRC.

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter referred to as (“the Company”).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 3     PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2009 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng (collectively, “the Company”). The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng.

The accompanying unaudited condensed consolidated financial statements for 2008 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4     BUSINESS COMBINATION

On September 25, 2009, Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Tiancheng. Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Tiancheng at a consideration of US$13,000,000 (the “Purchase Price”) for 100% of the equity in Tiancheng held by the Selling Stockholders. The Purchase Price is payable in two installments. The first installment of US$6,500,000 is due within 15 days from the date of execution of the Agreement and the second installment of US$6,500,000 is due within 15 days after the completion of the registration of the transfer of title of 95% of the equity interest in Tiancheng with the local Industry and Commerce Bureau and the establishment of a trust holding 5% of the equity interest in Tiancheng by one of the Selling Stockholders for the benefit of Song Yuan Technical. The trust is established in order to comply with certain laws of the People’s Republic of China.

On September 27, 2009, the Selling Stockholders completed the registration of the transfer of title of 95% of the equity interest in Tiancheng to Song Yuan Technical and the establishment of the trust.

Tiancheng is engaged in providing contract land drilling services to customers for exploration and production of crude oil in the PRC.

The preliminary allocation of the net assets acquired is as follows:

Cash and cash equivalents	$645,533
Property and equipment, net	12,178,235
Land use rights, net	613,867
Goodwill	1,645,589
Total assets	15,083,224
Less: Other payables and accrued expenses	(175,983)
Income tax and other taxes payable	(645,640)
Noncontrolling interests	(1,261,601)

Total purchase price	$13,000,000

As of September 30, 2009, $8,483,459 was paid to the Selling Stockholders and the remaining outstanding balance of $4,516,541 was included in Other Payables and Accrued Expenses (See note 7).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 4     BUSINESS COMBINATION (CONTINUED)

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$8,483,459
Less: cash and cash equivalents acquired	(645,533)

Net cash outflow	$7,837,926

The acquisition of Tiancheng was accounted for as a purchase under ASC Topic 805 Business Combinations (formerly SFAS No. 141(revised 2007), Business Combinations). Accordingly, the operating results of Tiancheng have been included in the consolidated statements of operation and comprehensive income after the effective date of the acquisition of September 25, 2009.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2009, assuming the acquisition of Tiancheng had occurred and was completed at the beginning of 2009.

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2009

Revenues	$19,931,524	$49,355,004

Net income	$5,794,685	$13,962,300

Net income per share
- basic	$0.27	$0.66
- diluted	$0.24	$0.63

NOTE 5     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Prepaid expenses	$353,259	$690,838
Deposits paid to suppliers	85,528	50,330
Deposits paid for puchase of drilling equipment	3,363,753	-
Other receivables	185,231	39,953
	$3,987,771	$781,121

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 6    FIXED ASSETS

The following is a summary of fixed assets at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Buildings	$2,095,441	$1,075,061
Drilling rigs and equipment	12,584,971	-
Furniture, fixtures and equipment	300,570	224,180
Motor vehicles	1,478,528	1,064,636
	16,459,510	2,363,877
Less: accumulated depreciation	(2,638,742)	(679,500)
Fixed assets, net	$13,820,768	$1,684,377

Depreciation expense for the nine months ended September 30, 2009 and the year ended December 31, 2008 was $209,748 and $229,434 respectively.

NOTE 7    OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Other payables	$496,363	$494,553
Due to former stockholders of Tiancheng
for acquisition of the subsidiary	4,516,541	-
Accrued professional fees	175,414	117,335
Other accrued expenses	489,176	130,376
	$5,677,494	$742,264

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 8     SECURED DEBENTURE

The following is a summary of secured debenture at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

8% Secured Debenture, net of unamortized discount of
$4,963,009 as of September 30, 2009 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$6,786,991	$8,083,826
	6,786,991	8,083,826
Less: current maturities	(3,971,112)	(1,489,126)
Long-term portion	$2,815,879	$6,594,700

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
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 8     SECURED DEBENTURE (CONTINUED)

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

Interest expense on the secured debenture for the three and nine months ended September 30, 2009 was $236,931 and $777,595 respectively.

Discount amortized on the secured debenture for the three and nine months ended September 30, 2009 was $513,415 and $1,515,473 respectively.

NOTE 9     NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Nine months ended September 30,
	2009	2008
Numerator:
Net income attributable to NEP common stockholders
used in computing basis net income per share	$9,142	$12,201
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$9,142	$12,201

Denominator:
Shares used in the computation of basic net income per share
(weighted average common stock outstanding)	21,144	19,480
Dilutive potential common stock:
Options and warrants	1,122	144
Shares used in the computation of diluted net income per share	22,266	19,624
Basic net income per share	$0.43	$0.63
Diluted net income per share	$0.41	$0.62

For the nine months ended September 30, 2009, options to purchase 370,000 shares of common stock and warrants to purchase 960,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $3.16 were not included in the calculation because the effect is anti-dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 9    NET INCOME PER SHARE (CONTINUED)

	Three months ended September 30,
	2009	2008
Numerator:
Net income attributable to NEP common stockholders
used in computing basis net income per share	$4,053	$4,954
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$4,053	$4,954

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	21,780	19,987
Dilutive potential common stock:
Options and warrants	2,246	690
Shares used in computation of diluted net income per share	24,026	20,677
Basic net income per share	$0.19	$0.25
Diluted net income per share	$0.17	$0.24

For the three months ended September 30, 2009, warrants to purchase 960,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $4.81 were not included in the calculation because the effect is anti-dilutive.

NOTE 10  COMMITMENTS AND CONTINGENCIES

(A)  Lease commitment

The Company leases office spaces from a stockholder, land and office spaces from third parties under four operating leases which expire on September 20, 2023, December 31, 2009, January 20, 2011 and January 31, 2010 at annual rental of $183, $5,850, $19,013 and $20,160 respectively.

As of September 30, 2009, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:
2009	$11,302
2010	20,876
2011	1,768
2012	183
Thereafter	1,967
$36,096

(B)  Capital commitments

As of September 30, 2009, the Company had commitments for capital expenditure of $9,426,000 with a contractor to complete the drilling of 43 oil wells.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 11  STOCK-BASED COMPENSATION

From May 2008 to May 2009, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of September 30, 2009, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 470,000 shares of its Common Stock (the “Options”) at an exercise prices from $2.94 to $4.50 per share were outstanding. 25% of the 160,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, these stock options granted shall expire ten years after the grant date. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

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

As of September 30, 2009, 470,000 stock options with a fair value of approximately $1,218,848 were granted to staff, of which the Company recognized $475,207 as staff compensation expenses included in selling, general and administrative expenses for the nine months ended September 30, 2009.

As of September 30, 2009, the total compensation cost related to stock options not yet recognized was $406,662 and these will be recognized over the next twelve months.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 11  STOCK-BASED COMPENSATION (CONTINUED)

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2008	410,000	$4.43
Granted	60,000	$2.94
Forfeited	-	-
Exercised	-	-
Balance, September 30, 2009	470,000	$4.24

The following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	8.67 years	$4.05	60,000	$4.05
$4.50	40,000	8.88 years	$4.50	40,000	$4.50
$4.50	310,000	8.88 years	$4.50	310,000	$4.50
$2.94	60,000	9.67 years	$2.94	30,000	$2.94

NOTE 12  STOCKHOLDERS’ EQUITY

(A)	Changes in Equity

The following table summarizes the changes in equity for the nine months ended September 30, 2009 (in thousands):

	NEP Common	Noncontrolling
	Stockholders	Interests	Total

Total equity as of December 31, 2008	$49,319	$4,513	$53,832
Common stock	4	-	4
Additional paid-in capital	18,549	-	18,549
Deferred stock compensation	608	-	608
Net income	9,142	1,534	10,676
Other comprehensive income	113	12	125
Share of net assets on acquisition of Tiancheng	-	1,262	1,262
Total equity as of September 30, 2009	$77,735	$7,321	$85,056

(B)	Stock issuances

(1)	On May 8, 2009, the Company issued 120,000 shares of common stock to a consultant who exercised the Class A Warrants at the exercise price of $0.01 per share.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 12  STOCKHOLDERS’ EQUITY (CONTINUED)

(B)	Stock issuances (Continued)

(2)
On July 16, 2009, the Company issued 15,000 S-8 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $4.40 per share, yielding an aggregate fair value of $66,000. The Company recognized expense of $66,000 for the nine months ended September 30, 2009.

(3)
On July 16, 2009, the Company issued 5,000 S-8 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $4.40 per share, yielding an aggregate fair value of $22,000. The Company recognized expense of $22,000 for the nine months ended September 30, 2009.

(4)
On July 27, 2009, the Company issued 65,007 shares of its common stock to a consultant at a volume weighted average price of $4.1474 per share pursuant to a cashless exercise option in place of the consultant exercising all of his Class B Warrants for 150,000 shares of common stock at $2.35 per share.

(5)
On August 10, 2009, the Company issued 130,532 shares of its common stock to a consultant at a volume weighted average price of $6.21 per share pursuant to a cashless exercise option in place of the consultant exercising all of his Class C Warrants for 210,000 shares of common stock at $2.35 per share.

(6)
On September 15, 2009, the Company entered into a Securities Purchase Agreement with several investors.  The Securities Purchase Agreement relates to the issuance and sale in a public offering by the Company of an aggregate of 4,000,000 shares of its common stock, at a price of $4.60 per share and warrants to purchase up to an additional 800,000 shares of common stock (See note 12(C)4). The Company received gross proceeds of approximately $18.4 million before placement agent fees and other expenses.

(C)	Issuance of warrants

(1)
On February 28, 2008, the Company issued to a consultant five-year warrants exercisable for up to (i) 120,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 150,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 210,000 shares of the Company's common stock at an initial exercise price equal to $3.45 (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The exercise prices of Class B Warrants and Class C Warrants were subsequently revised to $2.35 per share. The Class B Warrants are subject to certain call rights. The Company’s stock was trading at $2.93 at the time of issuance of warrants. The warrants have been determined to have a total market value of $788,306 using the Black-Scholes option pricing model with market value per common stock of $2.13, $1.48 and $1.48 for Class A Warrants, Class B Warrants and Class C Warrants respectively, an exercise period of 2 years and a volatility of 158%, 82% and 82% respectively. The Company recognized $49,945 and $147,306 as consulting expenses for the three and nine months ended September 30, 2009 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 12  STOCKHOLDERS’ EQUITY (CONTINUED)

(C)	Issuance of warrants (Continued)

(2)
Pursuant to an engagement agreement with effect from February 28, 2008 for a term of two years, the Company issued to a law firm for legal services at rates lower than its billing rate a warrant for 100,000 shares of the common stock of the Company at an exercise price equal to $2.15 per share. This warrant may be exercised until January 1, 2013. The Company’s stock was trading at $2.14 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the engagement agreement. The warrant has been determined to have a market value of $158,420 using the Black-Scholes option pricing model with market value per common stock of $1.58, an exercise period of 2 years and a volatility of 158%. The Company recognized $19,803 and $125,416 as professional fees for the three and nine months ended September 30, 2009 respectively.

(3)
Pursuant to a consulting agreement with effect from April 29, 2009 for a term of two years, the Company issued to a consultant for investor relations consulting services a four-year warrant for 50,000 shares of the common stock of the Company at an exercise price equal to $2.65 per share. The Company’s stock was trading at $1.90 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the consulting agreement. The warrant has been determined to have a market value of $38,472 using the Black-Scholes option pricing model with market value per common stock of $0.77, an exercise period of 2 years and a volatility of 92%. The Company recognized $4,809 and $8,015 as consulting expenses for the three and nine months ended September 30, 2009 respectively.

(4)
Pursuant to the Securities Purchase Agreement with effect from September 15, 2009, the Company issued to several investors warrants to purchase up to 800,000 shares of its common stock. The warrants are exercisable beginning six months after their initial issuance at an exercise price of $6.00 per share until March 15, 2011. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions. The Company’s stock was trading at $5.03 at the time of issuance of the warrant. The warrant has been determined to have a market value of $1,440,522 using the Black-Scholes option pricing model with market value per common stock of $1.80, an exercise period of 1 year and a volatility of 107%. The Company recognized $1,440,522 as additional paid-in capital for the nine months ended September 30, 2009.

(5)
Pursuant to an engagement agreement with effect from September 10, 2009, the Company issued to a placement agent a five-year warrant for 80,000 shares of the common stock of the Company at an exercise price equal to $6.00 per share as placement agent fees. The Company’s stock was trading at $5.13 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the engagement agreement. The warrant has been determined to have a market value of $231,547 using the Black-Scholes option pricing model with market value per common stock of $2.89, an exercise period of 2 years and a volatility of 117%. The Company recognized $231,547 as additional paid-in capital for the nine months ended September 30, 2009.

(6)
Pursuant to a consulting agreement with effect from September 10, 2009, the Company issued to a consultant for financial advisory services on the placement of 4 million shares of common stock a five-year warrant for 80,000 shares of the common stock of the Company at an exercise price equal to $6.00 per share. The Company’s stock was trading at $5.13 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the engagement agreement. The warrant has been determined to have a market value of $231,547 using the Black-Scholes option pricing model with market value per common stock of $2.89, an exercise period of 2 years and a volatility of 117%. The Company recognized $231,547 as additional paid-in capital for the nine months ended September 30, 2009.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 13  RELATED PARTY TRANSACTIONS

(1)	As of September 30, 2009, the Company owed a stockholder $5,602,176 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(2)	As of September 30, 2009, the Company owed a related party $14,625 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(3)	Total imputed interest expenses recorded as additional paid-in capital amounted to $70,210 and $120,127 for the three and nine months ended September 30, 2009 respectively.

(4)	The Company paid a stockholder $877 and $4,384 for leased office spaces for the three and nine months ended September 30, 2009 respectively.

NOTE 14  SEGMENTS

The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Crude oil	$14,404	$19,060	$34,655	$44,052
Contract drilling	-	-	-	-
Total revenues	$14,404	$19,060	$34,655	$44,052

Gross profit:
Crude oil	$8,818	$9,907	$21,319	$23,631
Contract drilling	-	-	-	-
Total gross profit	$8,818	$9,907	$21,319	$23,631

Income from operations:
Crude oil	$8,534	$9,510	$20,579	$22,661
Contract drilling	-	-	-	-
Total income from operations	8,534	9,510	20,579	22,661
Corporate and other	(1,659)	(1,454)	(4,630)	(3,077)
Net income before income taxes	$6,875	$8,056	$15,949	$19,584

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Total assets
Crude oil	$104,648	$90,023
Contract drilling	18,264	-
Intanbile assets, net	1,646	-
Corporate and other	1,769	2,107
	$126,327	$92,130

NOTE 15  CONCENTRATIONS AND RISKS

During 2009, 99% and 1% of the Company's assets were located in the PRC and the United States respectively.

During 2009, 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

The accounts receivable from PetroChina as of September 30, 2009 was $6,509,440.

NOTE 16  RECLASSIFICATIONS

Certain reclassifications have been made in the condensed consolidated financial statements for the nine months ended September 30, 2008 to conform to the current period’s presentation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 17 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ending June 30, 2009 for the Company.  The adoption of this new statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 17  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value”, now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASU 2009-05”) which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. Management does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 17 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

NOTE 18  SUBSEQUENT EVENTS

During October 2009, the Company repaid $5,046,000 due to a stockholder.

On October 9, 2009, the Company issued 632,562 shares of common stock to the Investor for the partial exercise of Series B Warrants issued by the Company to the Investor on February 28, 2008 at the exercise price of $2.35 per share. The payment of the aggregate exercise price of $1,486,521 was made in the form of cancellation of repayment of principal and interest accrued as of September 30, 2009 pursuant to the 8% Secured Debenture issued to the Investor on February 28, 2008 as amended on March 5, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

●	Deviations in and volatility of the market price of crude oil produced by us;
●	Uncertainties in the estimation of proved reserves and in the projection of future rates of production;
●	Timing and amount of production;
●	The availability of, and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	Our ability to find, acquire, lease, develop, and produce from new properties; and
●	The other risks and uncertainties which are described below under “RISK FACTORS.”

OVERVIEW OF OUR BUSINESS

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with PetroChina to sell our crude oil production for use in the China marketplace. We currently operate 259 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities

Field	Acreage	Producing wells #	Proven Reserves (bbls)
Qian112	5,115	227	5,292,591
Da34	2,298	7	13,240
Gu31	1,779	7	95,729
He301	2,471	18	52,232
Total	11,663	259	5,453,792

Additionally, through our newly acquired subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd., we provide contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

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

PetroChina Oil Leases

Pursuant to a 20-year exclusive Cooperative Oil Lease (the “Oil Lease”), entered into among PetroChina Group, Yu Qiao and the Company in May 2002, the Company has the right to explore, develop and produce oil at Qian’an 112 Oilfield. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil production for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee. The payment of management fee was stopped following the acquisition of Yu Qiao by the Company in 2007.

In May 2003, LongDe entered into a 20-year contract with PetroChina Group. Pursuant to the contract, LongDe has the right to explore, develop and produce oil at the Hetingbao 301 oilfield in the PRC. In addition, pursuant to the contract between PetroChina and LongDe, PetroChina is entitled to 20% of LongDe’s output in the first ten years and 40% of LongDe’s output thereafter until the end of the contract.

As the controlling shareholder of Yu Qiao, the Company has the rights to extract and develop Qian’an 112 and other oil fields under the contracts that Yu Qiao has entered into with PetroChina. These oilfields include the Daan 34 oilfield and Gudian 31 oilfield in Jilin Province.

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

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in LongDe in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical additionally acquired an additional 20% equity interest in LongDe, of which it acquired a 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai ChangShan holding the remaining 10% in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

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

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas company in the PRC, the former owners of Yu Qiao, Wang Pingwu and Meng Xiangyun, held 10%, and 20% of the equity interests, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical. The laws of the PRC govern the agreements by which the Company acquired Yu Qiao and by which the former owners of Yu Qiao hold equity interests in trust. See “Regulations Affecting Our Business” under “Risk Factors.” Subsequently, on March 17, 2008, Song Yuan Technical acquired from Meng Xiangyun the 20% equity interest which he had held in Yu Qiao. Accordingly, Song Yuan Technical currently directly holds a 90% equity interest in Yu Qiao, while Wang Hongjun holds a 10% equity interest in Yu Qiao in trust for the benefit of Song Yuan Technical. Thus, the Company, through Song Yuan Technical, currently effectively controls 90% of the equity interests in Yu Qiao, while the remaining 10% equity interests in Yu Qiao is effectively controlled by Ms. Ju.

Acquisition of Tiancheng

On September 27, 2009, we acquired through Song Yuan Technical all of the beneficial ownership of all of the equity interest in Song Yuan Tiancheng Drilling Engineering Co., Ltd. or “Tiancheng.” In order to comply with certain PRC laws, 5% of the equity interest in Tiancheng is held in trust by one of the Tiancheng selling stockholders for the benefit of Song Yuan Technical, while the other 95% of the equity interest in Tiancheng is held directly by Song Yuan Technical. Tiancheng provides oil drilling services.  Tiancheng currently has seven drilling teams with the same number of rigs in house, which include one 4,000 meters rig (~13,000 feet depth), three 3,000 meters rigs (~9,800 feet depth) and three 2,000 meters rigs (~6,500 feet depth) respectively. Two of its seven drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina) and another three drilling teams are expected to be granted such approval by the end of the year when the Committee conducts the annual inspection on the qualification certificates for drilling for PetroChina oilfields. Tiancheng has existing drilling contracts with PetroChina and other private oil companies to provide drilling and oilfield services.

The acquisition of Tiancheng was accounted for as a purchase under ASC Topic 805 Business Combinations (formerly SFAS No. 141(revised 2007), Business Combinations). Accordingly, the operating results of Tiancheng have been included in the consolidated statements of operation and comprehensive income after the effective date of the acquisition of September 25, 2009.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2009, assuming the acquisition of Tiancheng had occurred and was completed at the beginning of 2009.

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2009

Revenues	$19,931,524	$49,355,004

Net income	$5,794,685	$13,962,300

Net income per share
- basic	$0.27	$0.66
- diluted	$0.24	$0.63

For more financial information about the Tiancheng acquisition, please refer to the financial statement Note 4 Business Combination section.

Listing on the NYSE Amex LLC.

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP”.

Oil and Gas Properties and Activities

As of September 30, 2009, the Company had a total of 259 producing wells, including 227 producing wells at the Qian’an 112 oilfield, 18 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield. Additionally, we have 3 wells under construction in Qian’an 112 oilfield.

All of the Company’s crude oil production is sold to the PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away; the Hetingbao 301 oilfield is three kilometers away; the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is a leading global provider of energy and metals information that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. An independent provider, Platts serves the oil, natural gas, electricity, emissions, nuclear power, coal, petrochemical, shipping, and metals markets from 17 offices worldwide. Price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot. As the oil produced in China is heavy and sour, compared with light and sweet oil quoted as West Texas Intermediate (“WTI”) and Brent, therefore, the oil price we receive from PetroChina generally is slightly discounted to the WTI or Brent price.

And the following table shows the difference between WTI and MOPS China in monthly oil price.

Month	Oil Sale Price
	WTI	MOPS-China
Jul-08	133	116
Aug-08	116	119
Sep-08	103	101
Oct-08	76	85
Nov-08	57	68
Dec-08	41	45
Jan-09	41	41
Feb-09	39	38
Mar-09	47	41
Apr-09	49	46
May-09	59	52
Jun-09	69	54
Jul-09	64	63
Aug-09	71	61
Sep-09	69	69
(Note: data references to Wall Street Journal, and MOPS China price is exchanged from RMB to USD at the exchange rate of 6.8376)

As noted in the table above, compared with WTI prices, the MOPS China price generally has a slight discount due to the lower oil quality and there is also one-month time lag between the prices.

PetroChina pays the Company for crude oil sold monthly in arrears, on approximately the 15th day after the end of each month.  The amount paid to the Company in the first two months of each calendar quarter is decreased by the amount of oil surcharge tax the Company will owe to the PRC government at the end of that calendar quarter.  PetroChina holds those amounts back from the Company until the end of each calendar quarter, and then pays those amounts to the Company with the balance due for crude oil deliveries in the final month of the quarter.  For this reason, the Accounts Receivable balance at the end of each quarter is larger than the prior month’s oil sales revenue, because it includes the oil surcharge tax amounts the Company owes for the first two months of the quarter.

Operating Performance

Our operating performance is influenced by several factors, the most significant of which are the price we receive for our crude oil and the quantities of crude oil that we are able to produce.  Global crude oil prices are the most important factor affecting the price that we receive for our crude oil production.  The prices received for different grades of crude oil are based upon the world price of crude oil, which is then adjusted based upon the particular grade.  Typically, light crude oil is sold at a premium, while heavy grades of crude (such as the type we produce from the four fields we operate) are discounted.

Our crude oil development and acquisition activities require substantial and continuing capital expenditures.  Historically, the sources of financing to fund our capital expenditures have included:

●	Cash flow from operations;
●	Sales of equity securities;
●	Loans from shareholders and third parties; and
●	Extension of credit from our suppliers, including particularly our suppliers of well drilling and completion services.

For the three months ended September 30, 2009 (the “Current Quarter”), the sale price we received for our crude oil production averaged $64.33 per barrel, compared with $111.90 per barrel for the three months ended September 30, 2008 (the “Comparable Quarter”). For the nine months ended September 30, 2009, the sale price we received for our crude oil production averaged $51.53 per barrel, compared with $103.60 per barrel for the same period ended a year ago.

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

Depreciation of the capitalized costs of oil properties, including estimated future development costs, is based upon estimates of proved oil reserves and production.  Unproved oil properties are not amortized, but are individually assessed for impairment.  The cost of any impaired property is transferred to the balance of oil properties being depleted.  Reserve values are calculated annually, at our fiscal year-end, by a third-party geological consulting company, and are estimated in accordance with ASC Topic 932, “Extractive Activities - Oil and Gas”, (formerly FAS 19 – Financial Accounting and Reporting by Oil and Gas Producing Companies (as amended)), SEC Regulation S-K and Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, and the SEC’s Industry Guide 2.

Production, Average Sales Prices, and Production Costs

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three and nine months ended September 30, 2009 and September 30, 2008.

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Oil Output (Bbl)	224,750	172,730	671,352	422,788
Avg. Sale Price ($/bbl)	$64.33	$111.90	$51.53	$103.60

Operating Revenue	$14,403,921	$19,060,007	$34,654,549	$44,051,519

Operating Expenses
Production Costs	$1,103,163	$895,155	$2,769,762	$2,390,432
Depreciation	$2,824,981	$3,774,327	$8,283,230	$8,155,321
Amortization	$2,982	$2,975	$8,943	$8,743
Oil Surcharge	$1,655,000	$4,480,955	$2,273,167	$9,865,655

Gross Profit	$8,817,795	$9,906,595	$21,319,447	$23,631,368

As shown in the above table, the significant decline of oil prices in 2009 compared with 2008 caused our revenues to decrease substantially. However, increases in our production output partially offset the impact of this declinein oil prices.

The following table reflects the significant oil sale price fluctuation in China in the past 12 months.

Month	Oil Sale Price
	RMB/Ton	USD/Bbl
Jul-08	5854	116
Aug-08	6026	119
Sep-08	5095	101
Oct-08	4280	85
Nov-08	3423	68
Dec-08	2267	45
Jan-09	2078	41
Feb-09	1941	38
Mar-09	2051	41
Apr-09	2302	46
May-09	2603	52
Jun-09	2708	54
Jul-09	3180	63
Aug-09	3064	61
Sep-09	3475	69
(Note: 1 Ton = 7.38 Bbls, Exchange rate 1 USD = 6.8376 RMB as of 9/30/2009)

As noted in the table above, oil prices have declined significantly from their August 2008 levels. The decline in commodity prices has caused us to reduce our 2009 level of drilling activity and spending.

Contract Drilling Services

China North East Petroleum’s newest subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd (“Tiancheng”), founded in December 2007, provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Tiancheng is one of the four private contract drilling and service companies that has been qualificated and licensed to operate in PetroChina’s Jilin oilfield.  Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house.  Tiancheng was started with only two rigs at the end of 2007, and now has seven drilling teams with the same number of rigs, which include one 4,000 meters rig (capable drill down to ~13,000 feet depth), three 3,000 meters rigs (~9,800 feet) and three 2,000 meters rigs (~6,500 feet) respectively. Two of its seven drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina) and another three drilling teams are expected to be granted such approval by the end of the year when the Committee conducts the annual inspection on the qualification certificates for drilling in PetroChina oilfields.

Tiancheng enters into drilling contracts with PetroChina and other private oil companies to provide oilfield drilling services, and generates revenue based on the depth of each well drilled for clients. Clients will typically pay 30% of the total projected drilling costs as a down payment to start the drilling process, and pay the remaining balance within 12 months according to the specific contract term.

In the first nine months of 2009, Tiancheng has completed contracts to drill 80 shallow wells, which include 74 wells for state-owned PetroChina Jilin Branch and six wells for non-state-owned Daqing Shunwei Energy Development Co. Ltd. The total drilling depth accomplished this year is 105,896 meters (~347,428 feet), with the revenue of $14,700,455 and net income of $4,820,661 or $0.22 in fully-diluted, pro forma EPS for nine months ended September 30, 2009. Tiancheng currently has existing contracts to drill 86 additional wells, and more contracts are under negotiation to increase the utilization of rigs and continue to grow sales revenue.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Revenues. Revenues for the Current Quarter were $14,403,921 compared to $19,060,007 for the Comparable Quarter, a decrease of $4,656,086, or 24%. This decrease was due to a decrease in the average price we received for our crude oil. The average oil price for the Current Quarter was $64.33, a 43% decrease from $111.90 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 224,219 barrels compared to 172,730 barrels for the Comparable Quarter, an increase of 30%, which substantially offset the impact of lower oil prices.  This increase in production was mainly due to: (i) an increase in the number of producing wells from 218 in the Comparable Quarter to 259 in the Current Quarter; (ii) refracturing and other technical improvements made to the existing wells; and (iii) implementation of a water injection network, which helped to maintain production levels at certain of our existing wells.

Cost of sales.  Cost of sales decreased by 39%, from $9,153,412 for the three months ended September 30, 2008 to $5,586,126 for the three months ended September 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the Current Quarter, the Company paid an oil surcharge of $1,655,000 to the PRC government as compared to $4,480,955 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).

Operating Expenses. Operating expenses totaled $1,059,744 for the Current Quarter, compared to $978,700 for the Comparable Quarter, an increase of 8%.  This increase is primarily a result of an increase in consulting fee from $91,926 in the Comparable Quarter to $142,332 in the Current Quarter, as well as an increase in professional fees from $42,850 in the Comparable Quarter to $98,261 in the Current Quarter as a result of recent business development activities.

Other Income (Expense).  Other expenses increased from $871,451 for the Comparable Quarter to $883,200 for the Current Quarter. This increase is primarily the result of increase in other expense which increased from $2,000 in the Comparable Quarter to $20,780 in the current quarter.

Net Income.  Net income decreased by 18%, from $4,954,182 for the Comparable Quarter to $4,052,709 for the Current Quarter, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Revenues. Revenues for the nine months ended September 30, 2009 were $34,654,549 compared to $44,051,519 for the nine months ended September 30, 2008, a decrease of $9,396,970, or 21%. This decrease was due to a decrease in the average price we received for our crude oil. The average oil price for the nine months ended September 30, 2009 was $51.53, a 50% decrease from $103.60 for the same period in 2008. Our output of crude oil for the nine months ended September 30, 2009 was 671,352 barrels compared to 422,788 barrels for the same period in 2008, an increase of 59%, which substantially offset the impact of lower oil prices.  This increase in production was mainly due to: (i) an increase in the number of producing wells, (ii) refracturing and other technical improvements made to the existing wells; and (iii) implementation of a water injection network, which helped to maintain production levels at certain of our existing wells.

Cost of sales.  Cost of sales decreased by 35%, from $20,420,151 for the nine months ended September 30, 2008 to $13,335,102 for the nine months ended September 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the nine months ended September 30, 2009, the Company paid an oil surcharge of $2,273,167 to the PRC government as compared to $9,865,655 paid for the same period in 2008. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $2,764,225 for the nine months ended September 30, 2009, compared to $1,960,278 for the nine months ended September 30, 2008, an increase of 41%. This increase is primarily a result of an increase of approximately $593,137 in selling, general and administrative costs (“SG&A”).  SG&A costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008.  Amortization of the discount on the debenture was recognized for only seven out of nine months in the Comparable Period, versus the full nine months in the Current Period, which accounts for the increase.  In addition, professional fees increased from $140,180 in the Comparable Quarter to $323,309 in the Current Quarter due to the Company’s recent business development activities.

Other Income (Expense).  Other expenses increased from $2,086,952 for the nine months ended September 30, 2008 to $2,606,155 for the nine months ended September 30, 2009. This increase is primarily the result of increase in amortization of the discount on debenture which increased from $1,135,874 in the Comparable Quarter to $1,515,473 in the Current Quarter.

Net Income.  Net income decreased by 25% from $12,201,246 for the nine months ended September 30, 2008 to $9,141,639 for the nine months ended September 30, 2009, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, the issuance of secured debt and the issuance of new shares of our common stock. Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of September 30, 2009, the Company had cash and cash equivalents of $33,158,348, other current assets of $10,497,211 and current liabilities of $29,043,106.  For the nine months ended September 30, 2009, our primary sources of liquidity were $10,687,746 provided by operating activities and $20,327,004 in cash provided by financing activities.  This cash balance of $33,158,348 represents an increase of $10,483,324 over our cash balance as of June 30, 2009 and an increase of $19,919,135 over our cash balance as of December 31, 2008.

Net cash provided by operating activities was $10,687,746 for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $17,643,184 for the same period in 2008. The decrease in net cash provided by operating activities was the result of a number of changes in our operating accounts.  Cash from operating activities decreased due to a reduction in net income and higher cash payments of income and other taxes.  Also the decrease in accounts receivable and increase in accounts payable in the Current Period compared to the Comparable Period caused the reduction.

Net cash used in investing activities was $11,048,307 for the nine months ended September 30, 2009 compared to $19,618,655 for the same period in 2008. This decrease is primarily due to the significant decrease in purchase of oil and gas properties of $15,246,968 during the nine months ended September 30, 2009.

Net cash provided by financing activities was $20,327,004 for the nine months ended September 30, 2009 as compared to $11,091,105 for the same period in 2008. This was primarily a result of the financing by the issuance and sale in a public offering by the Company of an aggregate of 4,000,000 shares of its common stock on September 15, 2009, at a price of $4.60 per share and warrants to purchase up to an additional 800,000 shares of common stock. The Company received gross proceeds of approximately $18.4 million before placement agent and other expenses.

The Company has paid for the development of its producing oil wells and oil wells under construction, along with its acquisition of an oil well drilling and servicing company, with cash from operations as well as by funds raised through the issuance of secured debt, common stock and warrants to purchase the Company’s common stock. The Company is continually evaluating opportunities to expand production and grow the Company’s operations. The Company may require additional resources to fully implement the Company’s business plan and growth strategy.  Our ability to obtain additional capital to achieve certain of these expansion goals will depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which could be substantial given the Company’s business and development goals.  However, the Company anticipates that cash flows from operations will be sufficient to fund continued development at the four oil fields it currently operates and to fund continued operations at its oil well drilling and servicing subsidiary.

Capital Commitments

As of September 30, 2009, the Company had commitments for capital expenditure of $9,426,000 with a contractor to complete the drilling of 43 oil wells.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of September 30, 2009, we have drilled 262 wells out of the 675 wells that we believe can be drilled in our four oilfields.  Of these, 259 are produced oil in the Current Quarter and 3 are the wells under construction. We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year.   We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $7.36 per barrel, as compared to $25.94 per barrel in the Comparable Quarter.

CRITICAL ACCOUNTING POLICIES

Proved Reserves. Proved oil and gas reserves, as defined by SEC Regulation S-X Rule 4-10(a) (2)(i), (2)(ii), (2)(iii), (3) and (4), are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS updated

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ending June 30, 2009 for the Company.  The adoption of this new statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value”, now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, (“ASU 2009-05”) which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. Management does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China North East Petroleum Holdings Limited

November 16, 2009	By:	/s/ Wang Hongjun
Wang Hongjun
President
(Principal Executive Officer)

/s/ Zhang Yang
November 16, 2009		Zhang Yang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.