Form 10-Q/A
period 2008-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-08-31
CIK 787251

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

(212) 307-3568
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 14, 2008: 19,224,080

EXLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended March 31, 2008, originally filed on May 15, 2008 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; and (vi) amount payable to a consultant included in accrued liabilities.

As a result of the revisions in Part I, Item 1 of this Amended Filing, Part I, Item 2, Management’s Discussion and Analysis of Financial condition and Results of Operation, is revised to incorporate all the revisions made to Part I, Item 1 as stated in the previous paragraph. Furthermore, due to the revisions described above, management has concluded that the Company did not maintain effective controls over financial reporting, and accordingly Part I, Item 4T is revised to state such conclusion and to state the remedial actions which the Company has taken and will take to attain effective control over its financial reporting.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Principal Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

INDEX TO FORM 10-Q/A
			Page No.
PART I
Item	1.	Financial Statements	2

		Condensed Consolidated Balance Sheets – March 31, 2008 (Restated and unaudited) and December 31, 2007 (Audited)	2

		Condensed Consolidated Statements of Operations and Comprehensive Income - three months ended March 31, 2008 (Restated and unaudited) and 2007 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows – three months ended March 31, 2008 (Restated and unaudited) and 2007 (Unaudited)	4

		Notes to Condensed Consolidated Financial Statements as of March 31, 2008 (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition And Results of
		Operations	17

Item	4T.	Controls and Procedures	27

PART II

Item	1.	Legal Proceedings	29

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item	3.	Defaults Upon Senior Securities	30

Item	4.	Submission of Matters to a Vote of Security Holders	30

Item	5.	Other Information	30

Item	6.	Exhibits	30

SIGNATURES			31

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this amended and restated Quarterly Report on Form 10-Q/A regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

·	Our expectation of continued growth in the demand for our oil;

·	Our expectation that we will have adequate liquidity from cash flows from operations;

·	A variety of market, operational, geologic, permitting, labor and weather related factors; and

·	The other risks and uncertainties which are described below under “RISK FACTORS”, including, but not limited to, the following:

·	Unanticipated conditions may cause profitability to fluctuate.

·	Decreases in purchases of oil by our customer will adversely affect our revenues.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward looking statements are and will be reasonable, any or all of the forward-looking statements in this amended and restated Quarterly Report on Form 10-Q/A, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this amended and restated Quarterly Report on Form 10-Q/A, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this amended and restated Quarterly Report on Form 10-Q/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART I
Item 1.  Financial Statements
CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
	(Unaudited) (Restated)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,734,345	$74,638
Accounts receivable, net	5,981,125	4,852,633
Prepaid expenses and other current assets	682,928	398,046
Value added tax recoverable	-	651,905
Total Current Assets	19,398,398	5,977,222

PROPERTY AND EQUIPMENT
Oil properties, net	42,616,236	40,345,008
Fixed assets, net	1,046,714	885,474
Oil properties under construction	1,127,198	2,550,058
Total Property and Equipment	44,790,148	43,780,540

LAND USE RIGHTS, NET	44,045	45,076

DEFERRED FINANCING COSTS, NET	2,133,049	-

TOTAL ASSETS	$66,365,640	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,732,748	$6,580,930
Current portion of secured debenture	1,500,000	-
Other payables and accrued liabilities	1,687,473	1,020,980
Due to related parties	14,241	28,036
Note payable	284,811	273,444
Income tax and other taxes payable	5,001,942	2,687,449
Due to a stockholder	131,387	123,105
Total Current Liabilities	16,352,602	10,713,944

LONG-TERM LIABILITIES
Accounts payable	8,665,641	15,467,661
Secured debenture, net of discount	3,602,925	-
Deferred tax liabilities	475,445	543,100
Due to a related party	1,579,572	3,118,085
Warrants	13,295,850	-
Total Long-term Liabilities	27,619,433	19,128,846

TOTAL LIABILITIES	43,972,035	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	1,646,440	1,124,964

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224	19,224
Additional paid-in capital	11,397,388	11,361,579
Deferred stock compensation	-	(27,125)
Retained earnings
Unappropriated	6,112,495	5,200,907
Appropriated	916,263	916,263
Accumulated other comprehensive income	2,301,795	1,364,236
Total Stockholders' Equity	20,747,165	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,365,640	$49,802,838

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)
	Three months ended March 31,
	2008	2007
	(Restated)
NET SALES	$10,823,974	$1,879,947

COST OF SALES
Production costs	712,305	336,790
Depreciation, depletion and amortization of oil properties	1,874,692	389,227
Amortization of land use rights	2,842	2,624
Government oil surcharge	2,211,320	157,131
Total Cost of Sales	4,801,159	885,772

GROSS PROFIT	6,022,815	994,175

OPERATING EXPENSES
Selling, general and administrative expenses	257,594	220,265
Professional fees	66,425	16,000
Consulting fees	177,414	27,125
Depreciation of fixed assets	52,232	36,027
Total Operating Expenses	553,665	299,417

INCOME FROM OPERATIONS	5,469,150	694,758

OTHER INCOME (EXPENSE)
Other expense	(2,311)	-
Interest expense	(119,697)	(10,591)
Amortization of deferred financing costs	(80,012)	-
Amortization of discount on debenture	(371,246)	-
Imputed interest expense	(26,896)	(131,846)
Interest income	4,042	248
Change in fair value of warrants	(2,000,697)	-
Total Other Expense, net	(2,596,817)	(142,189)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	2,872,333	552,569

Income tax expense	(1,439,269)	(221,407)

Minority interests	(521,476)	(43,799)

NET INCOME	911,588	287,363

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	937,559	87,251

COMPREHENSIVE INCOME	$1,849,147	$374,614

Net income per share
- basic	$0.05	$0.01
- diluted	$0.04	$0.01

Weighted average number of shares outstanding during the period
- basic	19,224,080	29,224,080
- diluted	20,537,854	29,224,080

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$911,588	$287,363
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	1,874,692	389,227
Depreciation of fixed assets	52,232	36,027
Amortization of land use rights	2,842	2,624
Amortization of deferred financing costs	80,012	-
Amortization of discount on debenture	371,246	-
Change in fair value of warrants	2,000,697	-
Warrants issued for services	8,913	-
Minority interests	521,476	43,799
Stocks issued for services	27,125	27,125
Imputed interest expenses	26,896	131,846
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,128,492)	358,931
Prepaid expenses and other current assets	(284,882)	(28,390)
Due from related parties	-	(49,836)
Value added tax recoverable	651,905	58,901
Increase (decrease) in:
Accounts payable	(5,650,202)	490,089
Other payables and accrued liabilities	666,493	2,296
Income tax and other taxes payable	2,314,493	462,572
Deferred tax liabilities	(67,655)	-
Net cash provided by operating activities	2,379,379	2,212,574

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil properties	(748,820)	(2,742,832)
Purchase of fixed assets	(174,005)	(123,925)
Additions to oil properties under construction	(211,709)	-
Net cash used in investing activities	(1,134,534)	(2,866,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(1,186,229)	-
Proceeds from issuance of secured debenture	15,000,000	-
Decrease in other loans payable	-	(25,612)
Increase in amount due to a stockholder	8,282	89,193
(Decrease) increase in amounts due to related parties	(1,552,308)	1,170,121
Net cash provided by financing activities	12,269,745	1,233,702

EFFECT OF EXCHANGE RATE ON CASH	(854,883)	(67,207)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,659,707	512,312

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,638	13,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,734,345	$526,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$1,283,180	$60,462

Interest expense	$11,204	$10,591

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:

During 2008, the Company issued warrants in connection with the secured debenture to the investor and an investment consultant valued at $10,268,321 and $1,026,832, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1   RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company”) determined that the Company’s financial statements as of March 31, 2008 and for the quarter then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; and (vi) and amounts payable to a consultant included in accrued liabilities.

As a result, the accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
	Three months ended March 31, 2008
	As previously reported	Adjustments	As restated
Operating Expenses:
Professional fees	$57,512	$8,913	$66,425
Consulting fees	81,630	95,784	177,414
Other Income (Expense):
Amortization of deferred financing costs	(24,713)	(55,299)	(80,012)
Amortization of discount on debenture	(162,268)	(208,978)	(371,246)
Change in fair value of warrants	-	(2,000,697)	(2,000,697)
Net income	3,281,259	(2,369,671)	911,588
Comprehensive income	4,218,818	(2,369,671)	1,849,147
Net income per share -- Basic	0.17	(0.12)	0.05
Net income per share -- Diluted	0.17	(0.13)	0.04

BALANCE SHEET INFORMATION
	As of March 31, 2008
	As previously reported	Adjustments	As restated
Assets:
Deferred financing costs, net	$1,161,516	$971,533	$2,133,049
Current Liabilities:
Current portion of secured debenture	737,342	762,658	1,500,000
Other payables and accrued liabilities	1,561,934	125,539	1,687,473
Total current liabilities	15,464,405	888,197	16,352,602
Long-term Liabilities:
Secured debenture, net of discount	6,636,074	(3,033,149)	3,602,925
Warrants	-	13,295,850	13,295,850
Total long-term liabilities	17,356,732	10,262,701	27,619,433
Stockholders' Equity:
Additional paid-in capital	19,207,082	(7,809,694)	11,397,388
Retained earnings, unappropriated	8,482,166	(2,369,671)	6,112,495
Total stockholders’ equity	30,926,530	(10,179,365)	20,747,165

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1   RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STATEMENT OF CASH FLOWS INFORMATION
	Three months ended March 31, 2008
	As previously reported	Adjustments	As restated
Net income	$3,281,259	$(2,369,671)	$911,588
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred financing costs	24,713	55,299	80,012
Amortization of discount on debenture	162,268	208,978	371,246
Change in fair value of warrants	-	2,000,697	2,000,697
Warrants issued for services	29,755	(20,842)	8,913
Other payables and accrued liabilities	540,954	125,539	666,493

NOTE 2   BASIS OF PRESENTATION

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

NOTE 3   ORGANIZATION

China North East Petroleum Holdings Limited (“North East Petroleum”) is a US listed company which was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”).

Hong Xiang Petroleum Group Limited ("Hong Xiang Petroleum Group") was incorporated in the British Virgin Islands (“BVI”) on August 28, 2003 as an investment holding company.

On December 5, 2003, Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”) was incorporated in the People’s Republic of China (“PRC”) which provided technical advisory services to oil exploration companies in the PRC.

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil Development Co., Ltd. (“Hong Xiang Oil Development”) which is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC.

During 2004, Draco executed a Plan of Exchange to acquire 100% of Hong Xiang Petroleum Group.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 3   ORGANIZATION (CONTINUED)

On July 26, 2006, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with a principal stockholder and a related party, hereafter referred to as the “Related Parties,” to acquire oil properties for the exploration of crude oil in the PRC.  Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $121,000, respectively, to the registered capital of Song Yuan North East Petroleum Technical Service Co., Ltd.  (“Song Yuan Technical”), and the Company and the Related Parties will each share 90% and 10% respectively of the equity and profit interests of Song Yuan Technical.

On June 1, 2005, Song Yuan Technical acquired from third parties 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) at a consideration of $120,773 in cash. LongDe is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC.

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Song Yuan City Yu Qiao Oil Development Limited Corporation (“Yu Qiao”) for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000 based on the preceding 30-day average of the high bid and the low ask price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the transaction. Prior to this transaction, Yu Qiao was owned 70% by a related party of the Company and 30% by third parties held on behalf of the related party.

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

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the value of the Company’s oil reserve quantities which are the basis for the calculation of the depletion, depreciation and amortization of oil properties and impairments of oil properties and estimates of the fair value of warrants. Actual results could differ from those estimates.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Song Yuan Technical, LongDe and Yu Qiao is the Chinese Renminbi (RMB).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $2,301,795 and $1,364,236 as of March 31, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.0222 RMB to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2008 was 7.17568 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks the US.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $658,975 and $0, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Substantially all of the Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in that country, and by the general state of that country’s economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Revenue Recognition

The Company records revenues from the sales of oil when delivery to the customer ( PetroChina) has occurred and title has transferred. This occurs when oil has been delivered to a PetroChina depot.

Pursuant to oil leases entered into in 2002 and 2003 with PetroChina, each with twenty year terms, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years. The Company receives payment for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point in time). The Company only records revenue for the production that the Company is entitled to.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

Major customers

We have only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, PRC.  Pursuant to our lease agreements with PetroChina we are unable to sell our oil production to any other customer.

Accounts receivables and allowance for doubtful accounts

The Company bills PetroChina on a monthly basis, at month-end, for the oil that we delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment for the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as lesser amounts due from the two preceding months equal to the amount of oil surcharge tax payable by us.  We do not recognize any allowance for doubtful accounts, as PetroChina has always paid our invoices on a correct, consistent and timely basis.

Long-lived assets

Long-lived assets to be held and used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When the carrying amounts of long-lived assets exceed the fair value, which is generally based upon discounted future cash flows, the Company records an impairment.  No impairment was recorded during the quarters ended March 31, 2008 and 2007.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under Statement of Financial  Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants issued in conjunction with the issuance of the secured debenture in February 2008 are treated as liability instruments and will be recorded at fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, “Fair Value Measurements”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$13,295,850
Total	$-	$-	$13,295,850

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 8 for further information.

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current accounts payable and the secured debenture at March 31, 2008 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 5, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

Deferred financing costs

The Company accounts for all third party costs incurred in associated with a material financing event as deferred financing costs. Deferred financing costs are capitalized and expensed over the term of the financing using the effective interest method. Deferred financing costs include the costs associated with the Company’s issuance of the $15,000,000 secured debenture dated February 28, 2008 (see Note 8). The Company recorded amortization expense of $80,012 related to these costs during the three months ended March 31, 2008.

Stock-Based Compensation

The Company follows SFAS No. 123R, “Share-Based Payments”. This Statement requires a company to measure the cost of services provided by employees in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Property and equipment, net

The Company uses the full cost method of accounting for oil properties.  As the Company currently maintains oil operations in only one country (the PRC), the Company has only one cost center.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) and estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized.  As of March 31, 2008 the Company did not have any investment in unproved oil properties.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to the differences in the book and tax basis of oil properties.  Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.  There were no provisions for impairment of proved oil properties in 2008 or 2007, although the Company’s ceiling test in its cost center could be adversely affected by declines in the price of oil.

Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center.

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves.  Furniture and fixtures, leasehold improvements, computer hardware and software, and other equipment are depreciated on the straight-line method, based upon estimated useful lives of the assets ranging from three to fifteen years.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value.  Capitalized costs are depleted as a component of the full cost pool using the unit-of-production method.  Pursuant to our lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the leased properties, including all wells, facilities and equipment.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of March 31, 2008, the Company’s deferred tax liabilities amounted to $475,445.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of March 31, 2008 the Company had a net VAT Payable liability balance of $1,110,423, compared with a net VAT Recoverable asset balance of $651,905 as of December 31, 2007.

Recently issued accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement will result in the reclassification of “Minority interests” to equity as “Noncontrolling interests” and separate disclosures in the statements of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141,” which significantly changes the principles and requirements of how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  This statement will be effective for the Company beginning in fiscal 2010. The adoption of SFAS No. 141(R) will only impact future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement amends and expands the disclosure requirements of SFAS No. 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The statement will be effective for the Company beginning in fiscal 2009. We are currently evaluating the disclosure implications of this statement.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

NOTE 5   SECURED DEBENTURE

The following is a summary of the secured debenture at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Restated and Unaudited)	(Audited)

$15,000,000 8% Secured Debenture, net of unamortized discount of $9,897,075 as of March 31, 2008 at 8% interest per annum, secured by 66% of the Company’s equity interest in Song Yuan Technical and certain properties of the Company
and 6,732,000 shares of common stock of the Company owned by a stockholder, due on February 27, 2012	$5,102,925	$-

Less: current maturities	(1,500,00)	-
Long-term portion	$3,602,925	$-

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share ("Class C Warrants"), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforcable immediately on the date following the occurrence of an event of a payment default.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 5   SECURED DEBENTURE (CONTINUED)

The Company accounts for these warrants as liability instruments in accordance with paragraph 8 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock.” Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of discount, was $4,731,679. The debenture will be accreted to liquidation value over four years, using the effective interest rate method.

Interest expense and discount amortized for the three months ended March 31, 2008 was $108,493 and $371,246, respectively. As of March 31, 2008, the carrying value of the debenture, net of unamortized discount, was $5,102,925.

NOTE 6  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2008 (Restated)	2007
Numerator:
Net income used in computing basic net income per share	$912	$287
Net income used in computing diluted net income per share	$912	$287

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,224	29,224
Dilutive potential common stock:
Warrants	1,314	-
Shares used in computation of diluted net income per share	20,538	29,224
Basic net income per share	$0.05	$0.01
Diluted net income per share	$0.04	$0.01

For the three months ended March 31, 2008, warrants to purchase 4,010,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.12 were not included in the calculation because the effect is anti-dilutive.

NOTE 7  COMMITMENTS AND CONTINGENCIES

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
$123,212

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 7  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)  Capital commitments

As of March 31, 2008, the Company had capital commitments of $4,400,000 in respect of capital contribution to Song Yuan Technical.

As of March 31, 2008, the Company had capital commitments of $2,777,000 with two contractors for the completion of drilling of 15 oil wells under construction.

As of March 31, 2008, the Company had capital commitments of $300,000 with a contractor for purchase of office spaces.

NOTE 8  STOCKHOLDERS’ EQUITY

Issuance of warrants

On February 28, 2008, the Company issued three tranches of warrants in conjunction with the issuance of a secured debenture as discussed in Note 5.  In addition, the Company issued an additional three tranches of warrants to investment consultants in conjunction with the issuance of the secured debenture.  The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company treats these warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in the statement of income until such time as the warrants are exercised or expire. The fair values were $11,295,153 and $13,295,850 at issuance and at March 31, 2008 respectively. For the three months ended March 31, 2008, the Company recorded $2,000,697 in changes in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2008	February 28, 2008
Market price and estimated fair value of common stock:	$2.52	$2.14
Exercise price:	$0.01 - $3.45	$0.01 - $3.45
Remaining contractual life (years):	4.92	5
Dividend yield:	–	–
Expected volatility:	300%	316%
Risk-free interest rate:	2.46%	2.73%

Also on February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjunction with a two year service agreement.  The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term.  For the three months ended March 31, 2008, the Company recognized of expense of $8,913 associated with these warrants.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 9  RELATED PARTY TRANSACTIONS

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

NOTE 10  SUBSEQUENT EVENT

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

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

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

During 2004, we acquired a 100% ownership in Song Yuan City Hong Xiang Petroleum Technical Services Co., Ltd. (“Hong Xiang Technical”), and Hong Xiang Technical in turn acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil Development Co., Ltd. (“Hong Xiang Oil Development”), which was engaged in the exploration and production of crude oil in the Jilin region of the PRC.

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

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hong Jung (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of Song Yuan North East Petroleum Technical Service Co. Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil properties and to engage in the exploration of crude oil in the PRC. On December 20, 2006, Mr. Wang transferred his interest (4.5%) in Song Yuan Technical to Ms. Ju and as result, the Company owns a 90% equity interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% equity interest in Song Yuan Technical.

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil company in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in Long De in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical additionally acquired an additional 20% equity interest in LongDe, of which it acquired a 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai ChangShan holding the remaining 10% in trust for in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

This beneficial ownership structure is governed by two trust agreements: (i) Trust Agreement dated October 8, 2006 by and between Song Yuan Technical and Ai Chang Shan. Pursuant to the agreement, Ai Chang Shan holds 20% of the equity interest in Long De in trust for the benefit of Song Yuan Technical. On March 17, 2008, Ai Chang Shan entered into a transfer agreement whereby Ai Chang Shan transferred 10% of the equity interest of Long De held in trust pursuant to the trust agreement to Song Yuan Technical to be held directly by Song Yuan Technical. Currently under the trust agreement dated October 8, 2006, Ai Chang Shan holds 10% of the total equity interest of Long De in trust for the benefit of Song Yuan Technical and (ii) Trust Agreement dated April 18, 2008 by and between Song Yuan Technical and Wang Hongjun. Pursuant to the trust agreement, Wang Hongjun holds 10% of the total outstanding equity interest in Long De in trust for the benefit of Song Yuan Technical.

Acquisition of Yu Qiao

The Company acquired beneficial interest of 100% of the equity interest in Yu Qiao from Yu Qiao’s shareholders, Ms. Ju (70%), Meng Xiangyun (20%) and Wang Bingwu (10%) on January 26, 2007. In order to comply with PRC laws which restrict ownership of oil and gas companies by foreign entities, following the acquisition, Meng Xiangyun and Wang Bingwu held 20% and 10% of the equity interest, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical.

On March 17, 2008, trust agreement with Meng Xiangyun was cancelled and the 20% equity interest in Yu Qiao held in trust by Meng Xiangyun was transferred to Song Yuan Technical. As a result of the termination of the trust agreement and the transfer, Song Yuan Technical became direct owner of the 20% of the equity interest in Yu Qiao held in trust by Meng Xiangyun.

On April 18, 2008, the 10% equity interest in Yu Qiao held by Wang Bingwu in trust was transferred to the Company’s President and Chairman, Wang Hongjun to hold in trust for the benefit of Song Yuan Technical.

Currently Yu Qiao is 90% directly held by Song Yuan Technical and 10% held in trust by Wang Hongjun for the benefit of Song Yuan Technical.

Oil Properties and Activities

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

Operating Expenses. Operating expenses increased by 85% from $299,417 for the three months ended March 31, 2007 to $553,665 for the three months ended March 31, 2008.  The increase is primarily a result of increase in depreciation of fixed assets resulting from increase in number of oil wells in operation and the increase in professional fees paid to the Company's legal counsel, auditors and financial consultant.

Net Income.  Net income increased by 217% from $287,363 for the three months ended March 31, 2007 to $911,588 for the three months ended March 31, 2008, primarily as a result of a 476% increase in sales as described above, offset by a non-cash loss on the change in fair value of warrants of $2,000,697.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had cash and cash equivalents of $12,734,345, total current assets of $19,398,398 and current liabilities of $16,352,602.  For the three months ended March 31, 2008, our primary source of liquidity was $2,379,379 in net cash provided by operations and $12,269,745 in cash provided by financing activities.

Net cash provided by operating activities was $2,379,379 for the three months ended March 31, 2008 compared to $2,212,574 for the same period in 2007. The increase is primarily related to our 476% increase in sales , offset by a substantial decrease in accounts payable during the period ended March 31, 2008.

Net cash used in investing activities was $1,134,534 for the three months ended March 31, 2008 compared to $2,866,757 for the same period in 2007. This decrease is primarily due to the decrease in purchase of oil properties of $1,994,012 during the three months ended March 31, 2008.

Net cash provided by financing activities was $12,269,745 for the three months ended March 31, 2008 compared to $1,233,702 for the same period in 2007.  This increase is primarily a result of the financing by Lotusbox Investments Limited completed in the first quarter of 2008.

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

Capital Commitments

Pursuant to Certificate of Approval for Establishment of Enterprises with foreign Investment in the People’s Republic of China, the Company is obligated to contribute $6,000,000 as registered capital of Song Yuan Technical.  As of March 31, 2008, the Company has made capital contributions totaling $1,000,000 to Song Yuan Technical and received 90% of Song Yuan Technical’s membership and profit interests.  The Company remains obligated to contribute an additional $4,400,000 in capital to Song Yuan Technical. On April 22, 2008, the Company fulfilled the outstanding capital contribution of $4,400,000 to Song Yuan Technical.

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

Among the factors that can cause fluctuations are:

•	The price and availability of alternative fuels;

•	disruptions in supply and changes in demand caused by weather conditions;

•	changes in demand as a result of changes in price;

•	political conditions in oil producing regions; and

•	domestic governmental regulations.

Our future success depends on our ability to find, develop and acquire oil reserves.

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

Our acquisitions of LongDe and Yu Qiao were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in oil industries and such structures may limit our control with respect to such entities.

PRC rules and regulations do not allow foreign investors to directly own 100% of a domestic oil business. As such, we are ineligible to own directly 100% a domestic oil business in China. We acquired Hong Xiang Oil Development through Hong Xiang Technical, our 100% owned subsidiary. We acquired a majority interest of LongDe and Yu Qiao through Song Yuan Technical, our 90% owned joint venture incorporated in the PRC. Our acquisition of Yu Qiao is currently provided through a trust arrangement with a PRC citizen designated by PetroChina, a government owned entity; pursuant to which they agree to hold 10% securities of Yu Qiao for the benefit of Song Yuan Technical in compliance with the applicable law of the PRC. However, pursuant to the trust agreement, they agree, among other things, to (i) vote the securities as directed by Song Yuan Technical, (ii) deliver all payments, distributions and other economic benefits received with respect to the securities to Song Yuan Technical, (iii) not transfer or encumber the securities without the consent of Song Yuan Technical and (iv) to transfer the securities to Song Yuan Technical as soon as permissible under the laws of the PRC.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this amended Quarterly Report.

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

Deficiencies Relating to Internal Controls over Financial Reporting

We recently completed an internal review of our financial reporting. As a result of this review, management and the audit committee concluded that the impact of certain non-cash accounting and disclosure errors on previously issued financial statements was material and required a restatement. The audit committee of our board of directors engaged an outside consulting firm to assist in its investigation of financial reporting revisions. Our investigation found that a number of factors at the Company contributed to the need to restate certain financial reports in order to correct non-cash accounting errors, including the following:

•
the Company lacked adequate internal guidance or training on the reporting of certain non-cash accounting topics, such as warrant accounting, calculation of the ceiling test value of its oil properties, calculation of depreciation, depletion and amortization of oil properties, evaluation of the conditions which trigger the accounting treatment of a restructuring of terms of a liability as an extinguishment of debt, and accounting for stock issued to employees as compensation;

•	the Company lacked adequate internal controls over the calculation methodologies used in calculation of depreciation, depletion and amortization, and of the ceiling test value, on its oil properties.

As part of its investigation, the audit committee proposed a number of recommendations, including the following:

•	provide periodic training for employees on accounting and financial reporting practices, particularly with respect to oil industry measurements and disclosures;

•
retain an outside consulting firm with expertise in financial accounting and oil industry accounting and disclosure matters, to assist the management team with its preparation of quarterly and annual financial reports;

•	institute and cultivate a culture of excellence with respect to accounting and financial reporting practices to ensure that the foregoing contributing factors do not recur.

The board of directors have accepted the recommendations proposed by the audit committee, and the board of directors implemented and resolved to continue to implement all of the recommendations.

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended quarterly financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of March 31, 2008 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

Remedial Actions

Our management, at the direction of our board of directors, is actively working to improve the control environment and to implement controls and procedures that will ensure the integrity of our financial statement preparation process.

We have implemented the following actions to mitigate weaknesses identified:

•
we have retained an outside consulting firm with expertise in financial accounting and oil industry accounting and disclosure matters, to assist the management team with its review and restatement of the financial reports for the periods in question.

We intend to implement the following actions in 2010:

•	implement formal and informal training programs, particularly with respect to the accounting for non-cash items;

•	during 2010 and thereafter, consult with our outside consulting firm on a interim basis on the preparation of financial reports.

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of March 31, 2008, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to September 30, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, and the ceiling test write-down of oil properties accounts.

Because of this material weakness, management has concluded that, as of March 31, 2008, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 has not been audited by Baker Tilly Hong Kong (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During 2010, we implemented the following actions to improve our control environment and to implement controls and procedures that will ensure the integrity of our financial reporting process:

•
we have retained an outside consulting firm with specialized knowledge in financial accounting and specific knowledge of oil industry accounting to assist us with the review and restatement of the financial statements in question.

We intend to implement the following additional actions in 2010:

•	implement formal and informal training programs, particularly with respect to the accounting for non-cash items;

•	continue our retention of an outside consulting firm to assist us with a review of financial report preparation.

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China North East Petroleum Holdings Limited

August 31, 2010	By:	/s/ Jingfu Li
Jingfu Li
President
(Principal Executive Officer and Principal Financial Officer)