Form 10-Q/A
period 2008-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-08-31
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended June 30, 2008, originally filed on August 14, 2008 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; and (vi) amount payable to a consultant included in accrued liabilities.

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

INDEX TO FORM 10-Q/A
			Page No.
PART I
Item	1.	Financial Statements	2

		Condensed Consolidated Balance Sheets – June 30, 2008 (Restated and unaudited) and December 31, 2007 (Audited)	2

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - three and six months ended June 30, 2008 and 2007 (Restated and unaudited)	3

		Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2008 and 2007 (Restated and unaudited)	4

		Notes to Condensed Consolidated Financial Statements as of June 30, 2008 (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition And Results of
		Operations	19

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item	4T.	Controls and Procedures	23

PART II

Item	1.	Legal Proceedings	25

Item	1A.	Risk Factors	26

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item	3.	Defaults Upon Senior Securities	32

Item	4.	Submission of Matters to a Vote of Security Holders	32

Item	5.	Other Information	32

Item	6.	Exhibits	33

SIGNATURES			34

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward looking statements are and will be reasonable, any or all of the forward-looking statements in this amended and restated  Quarterly Report on Form 10-Q/A, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this amended and restated Quarterly Report on Form 10-Q/A, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this amended and restated Quarterly Report on Form 10-Q/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited) (Restated)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,427,588	$74,638
Accounts receivable, net	8,214,764	4,852,633
Prepaid expenses and other current assets	2,497,443	398,046
Value added tax recoverable	540,678	651,905
Total Current Assets	13,680,473	5,977,222

PROPERTY AND EQUIPMENT
Oil properties, net	49,218,992	40,345,008
Fixed assets, net	1,442,226	885,474
Oil properties under construction	1,089,238	2,550,058
Total Property and Equipment	51,750,456	43,780,540

LAND USE RIGHTS, NET	42,041	45,076

DEFERRED FINANCING COSTS, NET	1,912,410	-

TOTAL ASSETS	$67,385,380	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,872,590	$6,580,930
Current portion of secured debenture	1,500,000	-
Other payables and accrued liabilities	1,160,663	1,020,980
Due to related parties	14,552	28,036
Note payable	-	273,444
Income tax and other taxes payable	5,374,902	2,687,449
Due to a stockholder	388,181	123,105
Total Current Liabilities	14,310,888	10,713,944

LONG-TERM LIABILITIES
Accounts payable	6,440,189	15,467,661
Secured debenture, net of discount	4,626,663	-
Deferred tax liabilities	295,373	543,100
Due to a related party	1,416,239	3,118,085
Warrants	28,340,378	-
Total Long-term Liabilities	41,118,842	19,128,846

TOTAL LIABILITIES	55,429,730	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	2,287,855	1,124,964

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized,
19,224,080 shares issued and outstanding	19,224	19,224
Additional paid-in capital	11,450,213	11,361,579
Deferred stock compensation	-	(27,125)
Retained earnings (deficit)
Unappropriated	(5,950,122)	5,200,907
Appropriated	916,263	916,263
Accumulated other comprehensive income	3,232,217	1,364,236
Total Stockholders' Equity	9,667,795	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,385,380	$49,802,838

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

NET SALES	$14,167,538	$4,097,554	$24,991,512	$5,977,501

COST OF SALES
Production costs	782,972	627,808	1,495,277	964,598
Depreciation, depletion and amortization of oil properties	2,506,302	850,602	4,380,994	1,239,829
Amortization of land use rights	2,926	2,653	5,768	5,277
Government oil surcharge	3,173,380	495,456	5,384,700	652,587
Total Cost of Sales	6,465,580	1,976,519	11,266,739	2,862,291

GROSS PROFIT	7,701,958	2,121,035	13,724,773	3,115,210

OPERATING EXPENSES
Selling, general and administrative expenses	296,067	279,141	553,661	499,406
Professional fees	66,558	4,000	132,983	20,000
Consulting fees	225,393	27,125	402,807	54,250
Depreciation of fixed assets	58,253	38,957	110,485	74,984
Total Operating Expenses	646,271	349,223	1,199,936	648,640

INCOME FROM OPERATIONS	7,055,687	1,771,812	12,524,837	2,466,570

OTHER INCOME (EXPENSE)
Other income	65,842	-	65,842	-
Other expense	(103,290)	-	(105,601)	-
Interest expense	(305,347)	(12,513)	(425,044)	(23,104)
Amortization of deferred financing costs	(220,639)	-	(300,651)	-
Amortization of discount on debenture	(1,023,738)	-	(1,394,984)	-
Imputed interest expense	(5,845)	(829)	(32,741)	(132,675)
Interest income	25,924	242	29,966	490
Recovery of deposit from a supplier previously written off	-	356,094	-	356,094
Gain on disposal of fixed assets	-	14,757	-	14,757
Change in fair value of warrants	(15,044,528)	-	(17,045,225)	-
Total Other (Expense) Income, net	(16,611,621)	357,751	(19,208,438)	215,562

NET (LOSS) INCOME BEFORE TAXES AND MINORITY INTERESTS	(9,555,934)	2,129,563	(6,683,601)	2,682,132

Income tax expense	(1,865,268)	(718,918)	(3,304,537)	(940,325)

Minority interests	(641,415)	(157,078)	(1,162,891)	(200,877)

NET (LOSS) INCOME	(12,062,617)	1,253,567	(11,151,029)	1,540,930

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	930,422	127,509	1,867,981	214,760

COMPREHENSIVE (LOSS) INCOME	$(11,132,195)	$1,381,076	$(9,283,048)	$1,755,690

Net (loss) income per share
- basic	$(0.63)	$0.04	$(0.58)	$0.05
- diluted	$(0.63)	$0.04	$(0.58)	$0.05

Weighted average number of shares outstanding during the period
- basic	19,224,080	29,004,300	19,224,080	29,113,583
- diluted	19,224,080	29,004,300	19,224,080	29,113,583

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,151,029)	$1,540,930
Adjusted to reconcile net (loss) income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	4,380,994	1,239,829
Depreciation of fixed assets	110,485	74,984
Amortization of land use rights	5,768	5,277
Amortization of deferred financing costs	300,651	-
Amortization of discount on debenture	1,394,984	-
Amortization of stock option compensation	20,240	-
Change in fair value of warrants	17,045,225	-
Warrants issued for services	35,653	-
Minority interests	1,162,891	200,877
Stocks issued for services	27,125	54,250
Imputed interest expenses	32,741	132,675
Gain on disposal of fixed assets	-	(14,757)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(3,362,131)	(1,085,112)
Prepaid expenses and other current assets	(2,099,397)	(45,705)
Due from related parties	-	(291,899)
Value added tax recoverable	111,227	234,501
Increase (decrease) in:
Accounts payable	(9,735,812)	742,756
Other payables and accrued liabilities	139,683	88,642
Income tax and other taxes payable	2,687,453	849,949
Deferred tax liablities	(247,727)	475,948
Net cash provided by operating activities	859,024	4,203,145

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(8,338,953)	(5,098,317)
Purchase of fixed assets	(596,055)	(157,094)
Additions to oil and gas properties under construction	(563,024)	(205,620)
Proceeds on disposal of fixed assets	-	23,286
Net cash used in investing activities	(9,498,032)	(5,437,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuances of notes payable	-	786,906
Repayment of note payable	-	(121,885)
Payment of deferred financing costs	(1,186,229)	-
Proceeds from issuance of secured debenture	15,000,000	-
Decrease in other loans payable	-	(25,612)
Increase in amount due to a stockholder	265,076	90,693
(Decrease) increase in amounts due to related parties	(1,715,330)	1,153,524
Net cash provided by financing activities	12,363,517	1,883,626

EFFECT OF EXCHANGE RATE ON CASH	(1,371,559)	(337,355)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,352,950	311,671

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,638	13,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,427,588	$325,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$2,851,704	$147,328

Interest expense	$425,044	$23,104

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
During 2008, the Company issued warrants in connection with the secured debenture to the investor and to investment consultants valued at $10,268,321 and $1,026,832, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 1   RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of June 30, 2008 and for the three and six month periods then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; and (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) amounts payable to a consultant included in accrued liabilities; and (vii) compensation to employees in the form of stock.

As a result, the accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months then ended have been restated from the amounts previously reported. The information in the data table below represents only those statement of operations, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION
	Three months ended June 30, 2008			Six months ended June 30, 2008
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Operating Expenses:
Selling, general and administrative expenses	$288,331	$7,736	$296,067	$545,925	$7,736	$553,661
Professional fees	39,818	26,740	66,558	97,330	35,653	132,983
Consulting fees	146,208	79,185	225,393	227,838	174,969	402,807
Other Income (Expense):
Amortization of deferred financing costs	(74,139)	(146,500)	(220,639)	(98,852)	(201,799)	(300,651)
Amortization of discount on debenture	(486,803)	(536,935)	(1,023,738)	(649,071)	(745,913)	(1,394,984)
Change in fair value of warrants	-	(15,044,528)	(15,044,528)	-	(17,045,255)	(17,045,225)
Net income (loss)	3,779,007	(15,841,624)	(12,062,617)	7,060,266	(18,211,295)	(11,151,029)
Comprehensive income (loss)	4,709,429	(15,841,624)	(11,132,195)	8,928,247	(18,211,295)	(9,283,048)
Net income (loss) per share -- Basic	0.20	(0.83)	(0.63)	0.37	(0.95)	(0.58)
Net income (loss) per share -- Diluted	0.19	(0.82)	(0.63)	0.36	(0.94)	(0.58)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 1   RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEET INFORMATION
	As of June 30, 2008
	As previously reported	Adjustments	As restated
Assets:
Deferred financing costs, net	$1,087,377	$825,033	$1,912,410
Total Assets	66,560,347	825,033	67,385,380
Current Liabilities:
Current portion of secured debenture	713,978	786,022	1,500,000
Other payables and accrued liabilities	893,731	266,932	1,160,663
Total current liabilities	13,257,934	1,052,954	14,310,888
Long-term Liabilities:
Secured debenture, net of discount	7,146,241	(2,519,578)	4,626,663
Warrants	-	28,340,378	28,340,378
Total long-term liabilities	15,298,042	25,820,800	41,118,842
Stockholders' Equity:
Additional paid-in capital	19,287,639	(7,837,426)	11,450,213
Retained earnings (deficit), unappropriated	12,261,173	(18,211,295)	(5,950,122)
Total stockholders’ equity	35,716,516	(26,048,721)	9,667,795
Total liabilities and stockholders’ equity	66,560,347	825,033	67,385,380

STATEMENT OF CASH FLOWS INFORMATION
	Six months ended June 30, 2008
	As previously reported	Adjustments	As restated
Net income (loss)	$7,060,266	$(18,211,295)	$(11,151,029)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred financing costs	98,852	201,799	300,651
Amortization of discount on debenture	649,071	745,913	1,394,984
Change in fair value of warrants	-	17,045,225	17,045,225
Warrants issued for services	91,963	(56,310)	35,653
Other payables and accrued liabilities	(127,249)	266,932	139,683

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

NOTE 3   ORGANIZATION (CONTINUED)

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

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,232,217 and $1,364,236 as of June 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.8718 RMB to $1.00 USD. The average translation rates applied to statement of operations and cash flow statement amounts for the six months ended June 30, 2008 was 7.07263 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks the US.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $175,139 and $0, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Revenue Recognition

The Company records revenues from the sales of oil when delivery to the customer (PetroChina) has occurred and title has transferred. This occurs when oil has been delivered to a PetroChina depot.

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

Accounts receivables and allowance for doubtful accounts

The Company bills PetroChina on a monthly basis, at month-end, for the oil that we delivered to PetroChina during that month. We receive payment from PetroChina approximately 10 to 20 days following the end of each month. We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment for the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government. Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as lesser amounts due from the two preceding months equal to the amount of oil surcharge tax payable by us. We do not recognize any allowance for doubtful accounts, as PetroChina has always paid our invoices on a correct, consistent and timely basis.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived assets

Long-lived assets to be held and used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When the carrying amounts of long-lived assets exceed the fair value, which is generally based upon discounted future cash flows, the Company records an impairment.  No impairment was recorded during the three and six months ended June 30, 2008 and 2007.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$28,340,378
Total	$-	$-	$28,340,378

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 9 for further information.

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current trade payables secured debenture at June 30, 2008 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 5, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

Deferred financing costs

The Company accounts for all third party costs incurred in associated with a material financing event as deferred financing costs. Deferred financing costs are capitalized and expensed over the term of the financing using the effective interest method.  Deferred financing costs include the costs associated with the Company’s issuance of the $15,000,000 secured debenture dated February 28, 2008 (see Note 8). The Company recorded amortization expense of $220,639 and $300,651 related to these costs during the three and six months ended June 30, 2008.

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

Property and equipment, net

The Company uses the full cost method of accounting for oil properties.  As the Company currently maintains oil operations in only one country (the PRC), the Company has only one cost center.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) and the estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized.  As of June 30, 2008, the Company did not have any investment in unproved oil properties.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of June 30, 2008, the Company’s deferred tax liabilities amounted to $295,373.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of June 30, 2008 the Company had a net VAT Recoverable asset balance of $540,678, compared with a net VAT Recoverable asset balance of $651,905 as of December 31, 2007.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities presented in conformity with generally accepted accounting principles in the United States of America. The Company does not believe SFAS No. 162 will have a significant impact on it’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income (loss) or cash flows.

NOTE 5   SECURED DEBENTURE

The following is a summary of the secured debenture at June 30, 2008 and December 31, 2007:
	June 30,	December 31,
	2008	2007
	(Restated and unaudited)	(Audited)

$15,000,000 8% Secured Debenture, net of unamortized discount of $8,873,337 as of
June 30, 2008 at 8% interest per annum, secured by 66% of the Company’s equity interest in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of
common stock of the Company owned owned by a stockholder, due on February 27, 2012	$6,126,663	$-
		-
Less: current maturities	(1,500,000)	-
Long-term portion	$4,626,663	$-

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share ("Class C Warrants"), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default.

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

Interest expense and discount amortized for the three months ended June 30, 2008 was $299,178 and $1,023,738, respectively, and for the six months ended June 30, 2008 was $407,671 and $1,394,984, respectively. As of June 30, 2008, the carrying value of the debenture, net of unamortized discount, was $6,126,663.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 6  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Six months ended June 30,
	2008	2007
Numerator:	(Restated)
Net (loss) income used in computing basic net (loss) income per share	$(11,151)	$1,541
Net (loss) income used in computing diluted net (loss) income per share	$(11,151)	$1,541

Denominator:
Shares used in computation of basic net (loss) income per share
(weighted average common stock outstanding)	19,224	29,114
Dilutive potential common stock:
Options and warrants	-	-
Shares used in computation of diluted net (loss) income per share	19,224	29,114
Basic net (loss) income per share	$(0.58)	$0.05
Diluted net (loss) income per share	$(0.58)	$0.05

For the six months ended June 30, 2008, options and warrants to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

	Three months ended June 30,
	2008	2007
Numerator:	(Restated)
Net (loss) income used in computing basis net (loss) income per share	$(12,063)	$1,254
Net (loss) income used in computing diluted net (loss) income per share	$(12,063)	$1,254

Denominator:
Shares used in computation of basic net (loss) income per share
(weighted average common stock outstanding)	19,224	29,004
Dilutive potential common stock:
Options and warrants	-	-
Shares used in computation of diluted net (loss) income per share	19,224	29,004
Basic net (loss) income per share	$(0.63)	$0.04
Diluted net (loss) income per share	$(0.63)	$0.04

For the three months ended June 30, 2008, warrants and options to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

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

NOTE 8  STOCK-BASED COMPENSATION

On May 27, 2008, the Company granted to three independent directors 60,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase Common Stock. As of June 30, 2008, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 60,000 shares of its Common Stock (the “Options”) at an exercise price of $4.05 per share were outstanding. 25% of the Options shall vest upon grant and 25% shall vest every three months thereafter, and these stock options shall expire ten years after the grant date if unexercised at that time.

The Company estimates the fair value of these stock options using the Black-Scholes option pricing model using the following assumptions:
May 27, 2008
Market price and estimated fair value of common stock:	$4.05
Exercise price:	$4.05
Remaining contractual life (years):	5
Dividend yield:	–
Expected volatility:	308%
Risk-free interest rate:	3.25%

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 60,000 stock options issued during the six months ended June 30, 2008 had a total fair value of approximately $242,874. The Company recognized $20,240 of staff compensation expenses included in general and administrative expenses for the three and six months ended June 30, 2008.

As of June 30, 2008, the total compensation cost related to stock options not yet recognized was $222,634 and these will be recognized over the next 11 months.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 8  STOCK-BASED COMPENSATION (CONTINUED)

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2007	-	-
Granted	60,000	$4.05
Forfeited	-	-
Exercised	-	-
Balance, June 30, 2008	60,000	$4.05
Exercisable, June 30, 2008	15,000	$4.05

The following is a summary of the status of options outstanding at June 30, 2008:
Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	4.92 year	$4.05	15,000	$4.05

NOTE 9  STOCKHOLDERS’ EQUITY

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

The Company treats these warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in the statement of operations until such time as the warrants are exercised or expire. The fair values were $11,295,153 at issuance and $28,340,378 at June 30, 2008. For the three and six months ended June 30, 2008, the Company recorded expenses of $15,044,528 and $17,045,225, respectively, in changes in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:
	June 30, 2008	February 28, 2008
Market price and estimated fair value of common stock:	$5.37	$2.14
Exercise price:	$0.01 - $3.45	$0.01 - $3.45
Remaining contractual life (years):	4.67	5
Dividend yield:	–	–
Expected volatility:	309%	316%
Risk-free interest rate:	3.34%	2.73%

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 9  STOCKHOLDERS’ EQUITY (CONTINUED)

Also on February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjunction with a two year service agreement.  The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term.  For the three and six months ended June 30, 2008, the Company recognized $26,740 and $35,653, respectively, of expense associated with these warrants.

NOTE 10  RELATED PARTY TRANSACTIONS

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

NOTE 11  SUBSEQUENT EVENT

On July 18, 2008, the Board of Directors of Company approved equity awards to certain of its named executive officers and a director as bonuses, pursuant to its 2006 Stock Option/Stock Issuance Plan.  The named executive officers and director will receive the following stock option and restricted stock awards.

Wang Hongjun, President and Chairman, will receive an option to purchase up to two hundred and thirty thousand (230,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  One hundred and fifteen thousand (115,000) of the shares vest and become exercisable on the grant date and one hundred and fifteen thousand (115,000) of the shares are subject to vesting and become exercisable on the first anniversary of the grant date.  In addition, pursuant to the director compensation plan previously approved by the Board, Mr. Wang will receive an option to purchase up to twenty thousand (20,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  Five thousand (5,000) of the shares fully vest and are exercisable on the grant date and five thousand (5,000) shares vest and become exercisable every three months thereafter.

Yu Liguo, a director of the Company, will receive an option to purchase up to eighty thousand (80,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  Forty thousand (40,000) of the shares vest and become exercisable on the grant date and forty thousand (40,000) of the shares are subject to vesting and become exercisable on the first anniversary of the grant date.  In addition, pursuant to the director compensation plan previously approved by the Board, Mr. Yu will receive an option to purchase up to twenty thousand (20,000) shares of the Company’s common stock at an exercise price equal to the closing bid price quoted on the OTCBB.  Five thousand (5,000) of the shares fully vest and are exercisable on the grant date and five thousand (5,000) shares vest and become exercisable every three months thereafter.

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

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas companies in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in Long De in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical additionally acquired an additional 20% equity interest in LongDe, of which it acquired a 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai ChangShan holding the remaining 10% in trust for in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Revenues. Revenues for the quarter ended June 30, 2008 were $14,167,538 compared to $4,097,554 for the quarter ended June 30, 2007, an increase of $10,069,984, or 246%. This increase was due to an increase in crude oil production and crude oil price.  Our output of crude oil for the three months ended June 30, 2008 was 18,319 tons compared to 8,365 tons for the same quarter in 2007.  The increase in production was mainly because of (i) refracturing and other technical improvements made on the existing wells; (ii) water injection network which efficiently prevented the decrease of production of existing wells and maintain certain production levels of such wells; and (iii) 23 new wells brought into production during the second quarter of 2008.

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

Operating Expenses. Operating expenses increased by 85% from $349,223 for the three months ended June 30, 2007 to $646,271 for the three months ended June 30, 2008.  The increase is primarily a result of increases in professional and consulting fees.

Other Income (Expense).  Other income decreased from $357,751 for the three months ended June 30, 2007 to other expense of $(16,611,621) for the three months ended June 30, 2008, primarily as a result of increased expense associated with amortization of discount of $1,023,738 on the secured debenture and change in fair value of warrants of $15,044,528.

Net Income (Loss).  Net income decreased by $13,316,184 from $1,253,567 for the three months ended June 30, 2007 to a net loss of  $(12,062,617) for the three months ended June 30, 2008, as a result of substantial growth in revenues, offset by a significant increase in the cost of sales and a change in fair value of the warrants and interest expense associated with the secured debenture, including amortization.

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

Cost of sales.  Cost of sales increased by 294% from $2,862,291 for the six months ended June 30, 2007 to $11,266,739 for the six months ended June 30, 2008.  The increase in cost of sales resulted primarily from the increase in production and the payment of oil surcharge.  For the six months ended June 30, 2008, the Company paid an oil surcharge of $5,384,700 to the PRC government as compared to $652,587 paid for the same six months in 2007.  Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  In addition, depreciation of oil and gas properties increased from $1,239,829 for the six months period ended June 30, 2007 to $4,380,994 for the six months period ended June 30, 2008, an increase of 253%. The increase in the depreciation of oil and gas properties was mainly attributable to cost associated with the addition of 31 new wells brought into production during the first six months of 2008

Operating Expenses. Operating expenses increased by 85% from $648,640 for the six months ended June 30, 2007 to $1,199,936 for the six months ended June 30, 2008.  The increase is primarily a result of increases in professional fees and consulting fees of $461,540.

Other Income (Expense).  Other income(expense) decreased from $215,562 for the six months ended June 30, 2007 to other expense of $(19,208,438) for the six months ended June 30, 2008, primarily as a result of increased expense associated with amortization of discount on the secured debenture of $1,394,984 and a change in fair value of warrants of $17,045,225.

Net Income (Loss).  Net income (loss) decreased from $1,540,930 for the six months ended June 30, 2007 to a net loss of  $(11,151,029) for the six months ended June 30, 2008, primarily as a result of substantial growth in revenues, offset by a significant increase in the cost of sales and a change in fair value of the warrants and interest expense associated with the secured debenture, including amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had cash and cash equivalents of $2,427,588, total current assets of $13,680,473 and current liabilities of $14,310,888.  For the six months ended June 30, 2008, our primary source of liquidity was $12,363,517 in cash provided by financing activities.

Net cash provided by operating activities was $859,024 for the six months ended June 30, 2008 compared to net cash provided by operating activities of $4,203,145 for the same period in 2007. The decrease in net cash provided by operating activities during the six month period ended June 30, 2008 is primarily the result of an increase in accounts receivable of $3,362,131, an increase in prepaid expenses and other current assets of $2,099,397, and a reduction in accounts payable in the amount of $9,735,812, offset by higher gross profit of $10,609,563 and an increase in income tax and other taxes payable of $2,687,453.

Net cash used in investing activities was $9,498,032 for the six months ended June 30, 2008 compared to $5,437,745 for the same period in 2007. This increase is primarily due to the increase in additions to oil and gas properties of $3,240,636 during the six months ended June 30, 2008 associated with the cost of drilling and bringing new wells into production.

Net cash provided by financing activities was $12,363,517 for the six months ended June 30, 2008 as a result of the financing by Lotusbox Investments Limited completed in the first quarter of 2008.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

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

The board of directors has accepted the recommendations proposed by the audit committee, and the board of directors implemented and resolved to continue to implement all of the recommendations.

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended quarterly financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of June 30, 2008 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of June 30, 2008, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to September 30, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, and the ceiling test write-down of oil properties accounts.

Because of this material weakness, management has concluded that, as of June 30, 2008, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 has not been audited by Baker Tilly Hong Kong Limited (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of one director, all of our directors and officers reside outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or all but one of our directors or officers.

With the exception of one director, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended and restated report to be signed on its behalf by the undersigned, thereunto duly authorized.

China North East Petroleum Holdings Limited

August 31, 2010	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)