Form 10-Q/A
period 2008-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-08-31
CIK 787251

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended September 30, 2008, originally filed on November 14, 2008 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; and (vi) amount payable to a consultant included in accrued liabilities.

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

INDEX TO FORM 10-Q/A
			Page No.
PART I
Item	1.	Financial Statements	2

		Condensed Consolidated Balance Sheets – September 30, 2008 (Restated and unaudited) and December 31, 2007 (Audited)	2

		Condensed Consolidated Statements of Operations and Comprehensive Income - three and nine months ended September 30, 2008 and 2007 (Restated and unaudited)	3

		Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and 2007 (Restated and unaudited)	4

		Notes to Condensed Consolidated Financial Statements as of September 30, 2008 (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	19

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item	4T.	Controls and Procedures	25

PART II

Item	1.	Legal Proceedings	27

Item	1A.	Risk Factors	28

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item	3.	Defaults Upon Senior Securities	28

Item	4.	Submission of Matters to a Vote of Security Holders	28

Item	5.	Other Information	28

Item	6.	Exhibits	28

SIGNATURES			29

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

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(Unaudited) (Restated)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,762,017	$74,638
Accounts receivable, net	10,595,234	4,852,633
Prepaid expenses and other current assets	2,261,853	398,046
Value added tax recoverable	-	651,905
Total Current Assets	20,619,104	5,977,222

PROPERTY AND EQUIPMENT
Oil and gas properties, net	56,007,998	40,345,008
Fixed assets, net	1,462,703	885,474
Oil and gas properties under construction	784,851	2,550,058
Total Property and Equipment	58,255,552	43,780,540

LAND USE RIGHTS, NET	39,168	45,076

DEFERRED FINANCING COSTS, NET	1,693,467	-

DEFERRED TAX ASSETS	209,102	-

TOTAL ASSETS	$80,816,393	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,806,009	$6,580,930
Current portion of secured debenture	2,625,000	-
Other payables and accrued liabilities	947,069	1,020,980
Due to related parties	14,588	28,036
Note payable	-	273,444
Income tax and other taxes payable	7,605,514	2,687,449
Due to a stockholder	783,258	123,105
Total Current Liabilities	22,781,438	10,713,944

LONG-TERM LIABILITIES
Accounts payable	7,783,956	15,467,661
Secured debenture, net of discount	3,767,527	-
Deferred tax liabilities	-	543,100
Due to a related party	486,714	3,118,085
Warrants	10,148,772	-
Total Long-term Liabilities	22,186,969	19,128,846

TOTAL LIABILITIES	44,968,407	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	3,014,421	1,124,964

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 150,000,000 shares authorized,
20,784,080 shares issued and outstanding as of
September 30, 2008; 19,224,080 shares issued and
outstanding as of December 31, 2007)	20,784	19,224
Additional paid-in capital	12,557,531	11,361,579
Deferred stock compensation	-	(27,125)
Retained earnings
Unappropriated	15,954,119	5,200,907
Appropriated	916,263	916,263
Accumulated other comprehensive income	3,384,868	1,364,236
Total Stockholders' Equity	32,833,565	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,816,393	$49,802,838

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)		(Unaudited)
	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(Restated)		(Restated)
NET SALES	$19,060,007	$5,826,506	$44,051,519	$11,804,007

COST OF SALES
Production costs	895,155	704,568	2,390,432	1,669,166
Depreciation, depletion and amortization of oil properties	3,774,327	1,361,732	8,155,321	2,601,561
Amortization of land use rights	2,975	2,695	8,743	7,972
Government oil surcharge	4,480,955	848,315	9,865,655	1,500,902
Total Cost of Sales	9,153,412	2,917,310	20,420,151	5,779,601

GROSS PROFIT	9,906,595	2,909,196	23,631,368	6,024,406

OPERATING EXPENSES
Selling, general and administrative expenses	1,527,175	194,697	2,080,836	694,103
Professional fees	69,590	26,245	202,573	46,245
Consulting fees	(116,092)	27,125	286,715	81,375
Depreciation of fixed assets	50,445	42,609	160,930	117,593
Total Operating Expenses	1,531,118	290,676	2,731,054	939,316
	-
INCOME FROM OPERATIONS	8,375,477	2,618,520	20,900,314	5,085,090

OTHER INCOME (EXPENSE)
Other income	809	-	66,651	-
Other expense	(2,000)	(3,878)	(107,601)	(3,878)
Interest expense	(296,761)	(28,186)	(721,805)	(51,290)
Amortization of deferred financing costs	(218,943)	-	(519,594)	-
Amortization of discount on debenture	(1,015,864)	-	(2,410,848)	-
Imputed interest expense	(16,794)	(6,404)	(49,535)	(139,079)
Interest income	4,238	615	34,204	1,105
Recovery of deposit from a supplier previously written off	-	2,515	-	358,609
Gain on disposal of fixed assets	-	460	-	15,217
Change in fair value of warrants	18,191,606	-	1,146,381	-
Total Other Income (Expense), net	16,646,291	(34,878)	(2,562,147)	180,684

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	25,021,768	2,583,642	18,338,167	5,265,774

Income tax expense	(2,390,961)	(885,188)	(5,695,498)	(1,825,513)

Minority interests	(726,566)	(198,959)	(1,889,457)	(399,836)

NET INCOME	21,904,241	1,499,495	10,753,212	3,040,425

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	152,651	235,873	2,020,632	450,633

COMPREHENSIVE INCOME	$22,056,892	$1,735,368	$12,773,844	$3,491,058

Net income per share
- basic	$1.10	$0.08	$0.55	$0.12
- diluted	$1.06	$0.08	$0.55	$0.12

Weighted average number of shares outstanding during the period
- basic	19,987,123	19,224,080	19,480,284	25,780,857
- diluted	20,676,711	19,224,080	19,624,216	25,780,857

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,753,212	$3,040,425
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	8,155,321	2,601,561
Depreciation of fixed assets	160,930	117,593
Amortization of land use rights	8,743	7,972
Amortization of deferred financing costs	519,594	-
Amortization of discount on debenture	2,410,848	-
Amortization of stock option compensation	263,584	-
Change in fair value of warrants	(1,146,381)	-
Warrants issued for services	62,393	-
Minority interests	1,889,457	399,836
Stocks issued for services	27,125	81,375
Stock-based compensation for service	810,000	-
Imputed interest expenses	49,535	139,079
Gain on disposal of fixed assets	-	(15,217)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(5,742,601)	(2,026,688)
Prepaid expenses and other current assets	(1,863,807)	(262,501)
Due from related parties	-	38,692
Value added tax recoverable	651,905	(1,200,623)
Deferred tax assets	(209,102)	-
Increase (decrease) in:
Accounts payable	(3,458,626)	3,781,456
Other payables and accrued liabilities	(73,911)	(2,824)
Income tax and other taxes payable	4,918,065	2,123,234
Deferred tax liabilities	(543,100)	363,774
Net cash provided by operating activities	17,643,184	9,187,144

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(18,300,636)	(8,992,444)
Purchase of fixed assets	(668,233)	(321,211)
Additions to oil and gas properties under construction	(649,786)	(714,885)
Proceeds on disposal of fixed assets	-	23,451
Net cash used in investing activities	(19,618,655)	(10,005,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuances of notes payable	-	798,128
Repayment of note payable	-	(133,021)
Payment of deferred financing costs	(1,186,229)	-
Proceeds from issuance of secured debenture	15,000,000	-
Repayment of secured debenture	(750,000)	-
Decrease in other loans payable	-	(25,612)
Proceeds from exercise of stock warrants	12,000	-
Increase in due to a stockholder	660,153	146,813
(Decrease) increase in due to related parties	(2,644,819)	1,280,048
Net cash provided by financing activities	11,091,105	2,066,356

EFFECT OF EXCHANGE RATE ON CASH	(1,428,255)	(950,576)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,687,379	297,835

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,638	13,746

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,762,017	$311,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$4,932,518	$208,315

Interest expense	$721,805	$51,290

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
During 2008, the Company issued warrants in connection with the secured debenture to the investor and to investment consultants valued at $10,268,321 and $1,026,832, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1   RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of September 30, 2008 and for the three and nine month periods then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) amounts payable to a consultant included in accrued liabilities; and (vii) compensation issued to employees in the form of stock.

As a result, the accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Operating Expenses:
Selling, general & administrative expenses	$793,479	$733,696	$1,527,175	$1,339,404	$741,432	$2,080,836
Professional fees	42,850	26,740	69,590	140,180	62,393	202,573
Consulting fees	91,926	(208,018)	(116,092)	319,764	(33,049)	286,715
Other Income (Expense):
Amortization of deferred financing costs	(74,140)	(144,803)	(218,943)	(172,992)	(346,602)	(519,594)
Amortization of discount on debenture	(486,803)	(529,061)	(1,015,864)	(1,135,874)	(1,274,974)	(2,410,848)
Change in fair value of warrants	-	18,191,606	18,191,606	-	1,146,381	1,146,381
Net income	4,938,917	16,965,324	21,904,241	11,999,183	(1,245,971)	10,753,212
Comprehensive income	5,091,568	16,965,324	22,056,892	14,019,815	(1,245,971)	12,773,844
Net income per share -- Basic	0.25	0.85	1.10	0.62	(0.07)	0.55
Net income per share -- Diluted	0.24	0.82	1.06	0.61	(0.06)	0.55

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1   RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEET INFORMATION
	As of September 30, 2008
	As previously reported	Adjustments	As restated
Assets:
Deferred financing costs, net	$1,013,237	$680,230	$1,693,467
Total Assets	80,136,163	680,230	80,816,393
Current Liabilities:
Current portion of secured debenture	1,399,451	1,225,549	2,625,000
Other payables and accrued liabilities	825,947	121,122	947,069
Total current liabilities	21,434,767	1,346,671	22,781,438
Long-term Liabilities:
Secured debenture, net of discount	6,197,571	(2,430,044)	3,767,527
Warrants	-	10,148,772	10,148,772
Total long-term liabilities	14,468,241	7,718,728	22,186,969
Stockholders' Equity:
Additional paid-in capital	21,147,979	(8,590,448)	12,557,531
Deferred stock compensation	(1,451,250)	1,451,250	-
Retained earnings, unappropriated	17,200,090	(1,245,971)	15,954,119
Total stockholders’ equity	41,218,734	(8,385,169)	32,833,565
Total liabilities and stockholders’ equity	80,136,163	680,230	80,816,393

STATEMENT OF CASH FLOWS INFORMATION
	Nine months ended September 30, 2008
	As previously reported	Adjustments	As restated
Net income	$11,999,183	$(1,245,971)	$10,753,212
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred financing costs	172,992	346,602	519,594
Amortization of discount on debenture	1,135,874	1,274,974	2,410,848
Amortization of stock option compensation	163,402	100,182	263,584
Change in fair value of warrants	-	(1,146,381)	(1,146,381)
Warrants issued for services	154,171	(91,778)	62,393
Stock-based compensation for service	168,750	641,250	810,000
Other payables and accrued liabilities	(195,033)	121,122	(73,911)

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
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 2   BASIS OF PRESENTATION (CONTINUED)

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

Accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,384,868 and $1,364,236 as of September 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.8551 RMB to $1.00 USD. The average translation rates applied to statement of operations and cash flow statement amounts for the nine months ended September 30, 2008 was 6.99886 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks the US.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $906,270 and $0, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Pursuant to the Company’s twenty year term oil leases entered into on May 2002 (for Qian 112, Daan 34 and Gudian 31 oilfields) and May 2003 (for Hetingbao 301 oilfield) with PetroChina, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the second ten years.  The Company receives payment for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point in time).

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

Long-lived assets

Long-lived assets to be held and used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When the carrying amounts of long-lived assets exceed the fair value, which is generally based upon discounted future cash flows the Company records an impairment.  No impairment was recorded during the quarters and nine months ended September 30, 2008 and 2007.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$-	$10,148,772
Total	$-	$-	$10,148,772

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 9 for further information.

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current trade payables and the secured debenture at September 30, 2008 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 5, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

Deferred financing costs

The Company accounts for all third party costs incurred in associated with a material financing event as deferred financing costs. Deferred financing costs are capitalized and expensed over the term of the financing using the effective interest method.  Deferred financing costs include the costs associated with the Company’s issuance of the $15,000,000 secured debenture dated February 28, 2008 (see Note 5). The Company recorded amortization expense of $218,943 and $519,594 related to these costs during the three and nine months ended September 30, 2008.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized.  As of September 30, 2008, the Company did not have any investment in unproved oil properties.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of September 30, 2008, the Company’s deferred tax assets amounted to $209,102.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of September 30, 2008 the Company had a net VAT Payable liability balance of $69,795, compared with a net VAT Recoverable asset balance of $651,905 as of December 31, 2007.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. The Company does not believe SFAS No. 162 will have a significant impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

NOTE 5   SECURED DEBENTURE

The following is a summary of secured debenture at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Restated and unaudited)	(Audited)

8% Secured Debenture, net of unamortized discount of
$7,857,473 as of September 30, 2008 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 27, 2012	$6,392,527	$-
		-
Less: current maturities	(2,625,000)	-
Long-term portion	$3,767,527	$-

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

The Company accounts for these warrants as liability instruments in accordance with paragraph 8 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock.” Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of unamortized discount, was $4,731,679. The debenture will be accreted to liquidation value over four years, using the effective interest rate method.

Interest expense and discount amortized for the three months ended September 30, 2008 was $296,578 and $1,015,864 respectively, and for the nine months ended September 30, 2008 was $704,249 and $2,410,848 respectively. As of September 30, 2008, the carrying value of the debenture, net of discount, was $6,392,527.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 6  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Nine months ended Sep 30,
	2008	2007
Numerator:	(Restated)
Net income used in computing basis net income per share	$10,753	$3,040
Net income used in computing diluted net income per share	$10,753	$3,040

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,480	25,781
Dilutive potential common stock:
Options and warrants	144	-
Shares used in computation of diluted net income per share	19,624	25,781
Basic net income per share	$0.55	$0.12
Diluted net income per share	$0.55	$0.12

For the nine months ended September 30, 2008, options and warrants to purchase 2,720,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $3.23 were not included in the calculation because the effect is anti-dilutive.

	Three months ended Sep 30,
	2008	2007
Numerator:	(Restated)
Net income used in computing basis net income per share	$21,904	$1,499
Net income used in computing diluted net income per share	$21,904	$1,499

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,987	19,224
Dilutive potential common stock:
Options and warrants	690	-
Shares used in computation of diluted net income per share	20,677	19,224
Basic net income per share	$1.10	$0.08
Diluted net income per share	$1.06	$0.08

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

NOTE 8  STOCK-BASED COMPENSATION

Stock Options

In May 2008, the Company granted to three directors 60,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase Common Stock.  In July 2008, 350,000 stock options were granted to two directors who are also Company officers under the 2006 Plan.  As of September 30, 2008, stock options granted under the Company’s 2006 Plan to purchase 410,000 shares of its Common Stock (the “Options”) at an exercise price from $4.05 to $4.50 per share were outstanding. 100,000 stock options were director options that shall vest 25% upon grant and 25% every three months thereafter, and these stock options shall expire ten years after the grant date if unexercised at that time. 310,000 stock options were issued as bonuses to officers with vesting of 50% of those options upon the grant date and the remaining 50% on the first anniversary of the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value of Common Stock
5 years	292% to 308%	0%	3.25% to 3.42%	$4.05 to $4.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 3.25% to 3.42% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

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
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 8  STOCK-BASED COMPENSATION (CONTINUED)

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 410,000 stock options issued during the nine months ended September 30, 2008 had a total fair value of approximately $1,816,267. The Company recognized $263,584 of staff compensation expenses included in selling, general and administrative expenses for the nine months ended September 30, 2008.

As of September 30, 2008, the total compensation cost related to stock options not yet recognized was $1,552,683 and this will be recognized over the next two years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2007	-	-
Granted	410,000	$4.43
Forfeited	-	-
Exercised	-	-
Balance, September 30, 2008	410,000	$4.43
Exercisable, September 30, 2008	195,000	$4.43

The following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	9.67 year	$4.05	30,000	$4.05
$4.50	310,000	9.79 year	$4.50	155,000	$4.50
$4.50	40,000	9.79 year	$4.50	10,000	$4.50

Stock Grants

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $810,000 during the nine months ended September 30, 2008.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 9  STOCKHOLDERS’ EQUITY

(A) Issuance of warrants

On February 28, 2008, the Company issued three tranches of warrants in conjunction with the issuance of a secured debenture as discussed in Note 8.  In addition, the Company issued an additional three tranches of warrants to investment consultants in conjunction with the issuance of the secured debenture.  The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company treats these warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in the statement of income until such time as the warrants are exercised or expire. The fair values were $11,295,153 at issuance and $10,148,772 at September 30, 2008. For the three and nine months ended September 30, 2008, the Company recorded gains of $18,191,606 and $1,146,381, respectively, in changes in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2008	February 28, 2008
Market price and estimated fair value of common stock:	$2.49	$2.14
Exercise price:	$0.01 - $3.45	$0.01 - $3.45
Remaining contractual life (years):	4.42	5
Dividend yield:	–	–
Expected volatility:	314%	316%
Risk-free interest rate:	2.98%	2.73%

Also on February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjunction with a two year service agreement.  The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term.  For the three and nine months ended September 30, 2008, the Company recognized $26,740 and $62,393, respectively, of expense associated with these warrants.

(B) Stock issuances

On August 26, 2008, Class A Warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.01 per share were exercised.

NOTE 10  RELATED PARTY TRANSACTIONS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

·	Deviations in and volatility of the market price of crude oil produced by us;
·	Uncertainties in the estimation of proved reserves and in the projection of future rates of production;
·	Timing and amount of production;
·	The availability of, and our ability to raise additional capital resources and provide liquidity to meet cash flow needs;
·	Fluctuations in foreign currency exchange rates and interest rates;
·	Our ability to find, acquire, lease, develop, and produce from new properties; and
·	The other risks and uncertainties which are described below under “RISK FACTORS.”

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

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hong Jun (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of Song Yuan North East Petroleum Technical Service Co. Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. On December 20, 2006, Mr. Wang transferred his interest (4.5%) in Song Yuan Technical to Ms. Ju and as a result, the Company owns a 90% equity interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% equity interest in Song Yuan Technical.

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

Our oil development and acquisition activities require substantial and continuing capital expenditures.  Historically, the sources of financing to fund our capital expenditures have included:

·	Cash flow from operations;
·	Sales of equity securities;
·	Loans from shareholders; and
·	Extension of credit from our suppliers, including particularly our suppliers of well drilling and completion services.

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

Operating Expenses. Operating expenses totaled $1,531,118 for the Current Quarter, compared to $290,676 for the Comparable Quarter, an increase of 427%.  This increase is primarily a result of an increase of $1,332,478 in selling, general and administrative costs.  This increase includes $810,000 of non-cash charges associated with common stock and option grants made to officers, directors and senior staff of the company.

Other Income (Expense).  Other expense decreased from $(34,878) for the three months ended September 30, 2007 to other income of $16,646,291 for the three months ended September 30, 2008.  This decrease is primarily the result of increases in the change in fair value of warrants which warrants of $18,191,606 offset by additional amortization of debt discount and deferred financing costs of $1,234,807.

Net Income.  Net income increased by 1,361% from $1,499,495 for the three months ended September 30, 2007 to $21,904,241 for the three months ended September 30, 2008, primarily as a result of a 227% increase in sales and a significant non-cash gain in the change of fair value of warrants as described above.

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

Operating Expenses. Operating expenses increased by 191% from $939,316 for the nine months ended September 30, 2007 to $2,731,054 for the nine months ended September 30, 2008. This increase is primarily a result of an increase of $1,386,733 in selling, general and administrative costs, largely due to stock-based compensation expense in 2008 of $810,000, and $205,340 in consulting fees.

Other Income (Expense).  Other income decreased from $180,684 for the nine months ended September 30, 2007 to a total expense of $2,562,147 for the nine months ended September 30, 2008.  This decrease in other income is primarily the result of increases in (i) amortization of discount on debenture and (ii) interest expense.  The amount of amortization of discount on debenture recorded in the Current Period was $2,410,848, compared to $0 in the Comparable Period.

Net Income.  Net income increased by 254% from $3,040,425 for the nine months ended September 30, 2007 to $10,753,212 for the nine months ended September 30, 2008, primarily as a result of a 273% increase in sales as described above and the non-cash gain in the change of fair value of warrants offset by the increase in depreciation, depletion and amortization of oil properties, the special oil surcharge, and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of September 30, 2008, the Company had cash and cash equivalents of $7,762,017, total current assets of $20,619,104 and current liabilities of $22,781,438.  For the nine months ended September 30, 2008, our primary sources of liquidity were $17,643,184 provided by operating activities and approximately $11,091,105 in cash provided by financing activities.

Net cash provided by operating activities was $17,643,184 for the Current Period compared to net cash provided by operating activities of $9,187,144 for the Comparable Period. The increase in net cash provided by operating activities is primarily related to the increase in net income.  Additionally, an increase in the amount of income tax and other taxes payable of $2,794,831 provided substantial operating cash flow for the Company.  These factors were somewhat offset by increases in accounts receivable of $5,742,601, increased prepaid expenses related to the drilling of new wells in the amount of $1,863,807, and a reduction in accounts payable in the amount of $3,458,626.

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

Net cash used in investing activities was $19,618,655 for the nine months ended September 30, 2008 compared to $10,005,089 for the same period in 2007. This increase is primarily due to the increase in additions to oil and gas properties of $9,308,192 during the nine months ended September 30, 2008 associated with the cost of drilling and bringing new wells into production.

Net cash provided by financing activities was $11,091,105 for the nine months ended September 30, 2008, primarily as a result of the financing by Lotusbox Investments Limited, which was completed in the first quarter of 2008.

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

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended quarterly financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2008 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of September 30, 2008, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Because of this material weakness, management has concluded that, as of September 30, 2008, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 has not been audited by Baker Tilly Hong Kong Limited (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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