Form 10-K/A
period 2008-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-01
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference
None

EXLANATORY NOTE

This Amendment on Form 10-K/A (the “Amended Filing”) amends the quarterly report on Form 10-K for the year ended December 31, 2008, originally filed on March 30, 2009 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil producing properties; (vii) ceiling test reduction of the net carrying value of oil producing properties; (viii) income tax expense; (ix) minority interests; and (x) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

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

For additional detailed information regarding the restatements affecting this report, please see the attached amended and restated consolidated financial statement and Note 1.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2008

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this amended and restated Annual Report on Form 10-K/A regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other SEC filings.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward looking statements are and will be reasonable, any or all of the forward-looking statements in this amended and restated Annual Report on Form 10-K/A, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this amended and restated Annual Report on Form 10-K/A, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this amended and restated Annual Report on Form 10-K/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage Gross (developed and undeveloped) at 12/31/2008	Producing Oil Wells at 12/31/2008	Proved Reserves (Bbls) at 12/31/2008
Qian’an 112	5,249	219	4,315,530
Daan 34	173	7	12,400
Gudian 31	324	7	33,900
Hetingbao 301	475	14	38,790
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

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas companies in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in Long De in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical acquired an additional 20% equity interest in LongDe, 10% from Sun Peng, and 10% from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai Chang Shan holding the remaining 10% in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

This beneficial ownership structure is governed by two trust agreements: (i) Trust Agreement dated October 8, 2006 by and between Song Yuan Technical and Ai Chang Shan, and (ii) Trust Agreement dated April 18, 2008 by and between Song Yuan Technical and Wang Hongjun. Pursuant to the first trust agreement, Ai Chang Shan holds 20% of the equity interest in Long De in trust for the benefit of Song Yuan Technical. On March 17, 2008, Ai Chang Shan entered into a transfer agreement whereby Ai Chang Shan transferred 10% of the equity interest of Long De held in trust pursuant to the trust agreement to Song Yuan Technical to be held directly by Song Yuan Technical. Currently under the trust agreement dated October 8, 2006, Ai Chang Shan holds 10% of the total equity interest of Long De in trust for the benefit of Song Yuan Technical. Pursuant to the second trust agreement, Wang Hongjun holds 10% of the total outstanding equity interest in LongDe in trust for the benefit of Song Yuan Technical.

Acquisition of Yu Qiao

The Company acquired a beneficial interest in 100% of the equity interest in Yu Qiao from Yu Qiao’s shareholders, Ms. Ju (70%), Meng Xiangyun (20%) and Wang Bingwu (10%) on January 26, 2007. In order to comply with PRC laws, which restrict ownership of oil and gas companies by foreign entities, following the acquisition, Meng Xiangyun and Wang Bingwu held 20% and 10% of the equity interest, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical.

On March 17, 2008, the trust agreement with Meng Xiangyun was cancelled and the 20% equity interest in Yu Qiao held in trust by Meng Xiangyun was transferred to Song Yuan Technical. As a result of the termination of the trust agreement and the transfer, Song Yuan Technical became the direct owner of the 20% equity interest in Yu Qiao held in trust by Meng Xiangyun.

On April 18, 2008, the 10% equity interest in Yu Qiao held by Wang Bingwu in trust was transferred to the Company’s President and Chairman, Wang Hongjun to hold in trust for the benefit of Song Yuan Technical.

Currently 90% of Yu Qiao is directly held by Song Yuan Technical and 10% of Yo Qiao is held in trust by Wang Hongjun for the benefit of Song Yuan Technical.

Oil Properties and Activities

As of December 31, 2008, the Company had a total of 247 producing oil wells, including 219 producing wells at the Qian’an 112 oilfield, 14 producing wells at the Hetingbao 301 oilfield, 7 producing wells at the Daan 34 oilfield and 7 producing wells at the Gudian 31 oilfield.  The Company does not produce or sell natural gas or natural gas liquids.

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

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes of crude oil for the last two fiscal years.

	2008	2007
China	(Bbls)	(Bbls)
Crude Oil	645,855	267,516

Proved Reserves

As of December 31, 2008, total proven reserves were  4,400,620 barrels of crude oil. The Qian’an 112 Oilfield had proven reserves of 4,315,530 barrels. The Hetingbao 301 Oilfield had proven reserves of 38,790 barrels. The Gudian 31 Oilfield had proven reserves of 33,900 barrels, and the Daan 34 Oilfield had proven reserves of 12,400 barrels.

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

Foreign investment in China is generally subject to the approval of the Ministry of Commerce and approvals of other federal and local authorities.

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

The Company further believes, based on the advice of PRC legal counsel, Shanghai Bao Rui Law Firm, that:

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

We have been further advised, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the above opinion of our PRC legal counsel, Shanghai Bao Rui Law Firm.

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

With the exception of one individual, all of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our overseas-based directors or officers.

With the exception of one individual, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our overseas-based directors or officers, or enforce within the United States or Canada any judgments obtained against us or our overseas-based officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

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

	CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2008:
First Quarter	$2.52	$1.64
Second Quarter	$5.37	$2.27
Third Quarter	$5.58	$2.27
Fourth Quarter	$2.50	$1.57

FISCAL YEAR ENDING DECEMBER 31, 2007:
First Quarter	$0.39	$0.31
Second Quarter	$0.50	$0.30
Third Quarter	$4.24	$0.37
Fourth Quarter	$4.12	$2.00
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

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage (Gross developed and undeveloped)	Producing Oil Wells	Proved Reserves (Bbls)
Qian’an 112	5,249	219	4,315,530
Daan 34	173	7	12,400
Gudian 31	324	7	33,900
Hetingbao 301	475	14	38,790

The following chart illustrates our company’s organizational structure.

CONSOLIDATED RESULTS OF OPERATIONS

The Company is paid by PetroChina base on the crude oil price in the international commodity market. Prices in 2008 averaged RMB 4,845 per ton or approximately $94.29 per barrel, which represents an increase of 23% over 2007.

Our cost of net revenues consists of cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, government oil surcharge, property taxes, production and severance taxes and production related general and administrative costs.

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

	2008	2007
Revenues, net	$58,572,250	$19,482,069
Cost and Expenses	$40,395,130	$10,236,486
Income from Operations	$18,177,120	$9,245,583

Revenues. Revenues for 2008 increased to $58,572,250 from $19,482,069 in 2007 as a result of the increase in oil production and higher oil prices. During the whole year, the Company drilled 90 new oil wells in the four oilfields which are owned by the Company. The total number of producing wells increased from 157 in 2007 to 247 in 2008, a total increase of 57%. Total oil production for 2008 was 645,855 barrels, or approximately a 141% increase, as compared to 267,516 barrels in the same period in 2007 due to the increase in producing wells and the implementation of water flooding in the Qian’an 112 oil field. Oil prices in 2008 averaged RMB 4,845 per ton or approximately $94.29 per barrel, which represents an increase of 23% over 2007 levels of RMB 3,937 per ton or approximately $ 70.03 per barrel.

Oilfield	2008 wells	2007 wells	2008 Production	2007 Production
Qian’an112	219	133	621,820	253,116
Hetingbao 301	14	11	16,626	11,318
Gudian31	7	6	5,821	502
Daan 34	7	7	1,588	2,580
Total	247	157	645,855	267,516
Company	2008 wells	2007 wells	2008 Production	2007 Production
Yu Qiao	233	146	629,229	256,198
LongDe	14	11	16,626	11,318

Cost of sales. Cost of sales increased by 164% from $8,941,976 for the year ended December 31, 2007 to $23,574,326 for the year ended December 31, 2008. The increase in cost of sales resulted primarily from the increased number of producing wells and higher production levels in 2008. During 2008, our total number of producing wells increased from 157 in 2007 to 247 in 2008, a total increase of 57%. Higher production and a higher oil prices also led to an increase in the amount of government oil surcharge. The Company paid a special oil surcharge of $11,105,325 to the PRC government in 2008, while $2,857,376 was paid to the PRC government for the same period in 2007. In addition, depreciation, depletion and amortization of oil and gas properties increased by 142% to $8,609,508 in 2008, as compared to $3,562,265 in the same period in 2007 due to an increase in the number of producing wells and production rates at the wells.

Operating Expenses. Operating expenses increased by 1,199% from $1,294,510 for the year ended December 31, 2007 to $16,820,804 for the year ended December 31, 2008. The substantial increase in operating expenses resulted primarily from a ceiling test impairment of the carrying value of oil producing properties of $13,184,103 for the year ended December 31, 2008 due to a significant decline in the oil price used in the reserve report. It also resulted from higher selling, general and administrative expenses related to obligations of the Company as a U.S. publicly traded company in 2008, as compared with 2007. Selling, general and administrative expenses increased by 219% to $2,807,328 for the year ended 2008 compared to $880,161 for the year ended December 31, 2007.

Other Income (Expense).  Total other expense increased from $292,983 for the year ended December 31, 2007 to $797,041 for the year ended December 31, 2008.  This was primarily the result of interest expense of $1,011,367, amortization of deferred financing costs of $731,504, and amortization of discount on debenture of $3,394,086, offset by a gain of $4,464,191 on a change in fair value of warrants.

Net Income. The Company’s net income increased by 105% to $10,520,452 for the year ended December 31, 2008, compared to $5,132,581 for the year ended December 31, 2007. The increase in net income was primarily due to increased production, higher crude oil prices and increased proven reserves which result in lower per-unit depreciation of oil and gas properties, offset by non-cash charges related to the impairment of the carrying value of oil properties, interest expense, and the amortization of discount on the Company’s secured debenture.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had cash and cash equivalents of $13,239,213, current assets of $18,561,654 and current liabilities of $18,210,682. For the year ended December 31, 2008, our primary source of liquidity was $36,143,493 in net cash provided by operations and proceeds from the issuance of a secured debenture in the aggregate principal amount of $15,000,000.

As of December 31, 2008, the Company’s current liabilities totaled $18,210,682, and consisted primarily of $10,985,894 in accounts payable largely comprised of costs related to the drilling of an additional 90 wells in 2008, $3,710,870 in income and other taxes payable, and $2,625,000 for the current portion of the secured debenture due to the lender.

Net cash provided by operating activities was $36,143,493 for the year ended December 31, 2008 compared to $9,503,642 for the year 2007. The increase is primarily related to an increase in sales and net income in 2008, along with significant non-cash expenses recorded in 2008 for the first time, such as a $13,184,103 reduction in the carrying value of oil properties due to the ceiling test, and amortization of discount on the Company’s secured debenture of $8,609,508, as well as an increase in certain previously recorded non-cash charges such depreciation of oil properties, which increased from $3,562,265 in 2007 to $8,609,508 in 2008.

Net cash used in investing activities was $31,875,938 for the year ended December 31, 2008 compared to $12,334,036 for the year ended December 31, 2007. This is primarily a result of additions to oil properties and fixed assets.

Net cash provided by financing activities was $10,079,101 for the year ended December 31, 2008 compared to $4,362,473 for the same period in 2007. This increase is primarily a result of the successful completion of our 8% secured debenture financing in February 2008, offset by repayments of amounts due to related parties.

We expect cash provided by operations to decrease due to the dramatic drop of global oil prices, although the newly drilled additional oil wells may offset the impact of lower oil prices as they come into production and maintain the Company’s positive operating cash flows. Global oil prices have declined from historically high levels experienced in 2008, and we anticipate that oil prices will remain below those levels for the balance of 2009.  In spite of the lower anticipated oil prices in the current year, we expect that cash flow from operations will be sufficient to allow us to meet all of our obligations and to continue to drill new oil wells.

Capital Commitments

As of December 31, 2008, the Company had capital commitments of $783,000 with a contractor for the completion of drilling of 7 oil wells under construction.

Inflation

Inflation did not have a material impact on our business in 2008 other than the increase in oil price received as discussed above.

Material Subsequent Events

Amendment to 8% Secured Debenture and Warrants

On March 5, 2009, the Company and Lotusbox Investments Limited (the “Investor”) entered into Amendment No. 1 to the 8% Secured Debenture (the “Amendment”) which amended the 8% Secured Debenture (the “Debenture”) issued to the Investor on February 28, 2008 for the principal amount of $15,000,000.  Pursuant to the Amendment, the Investor agreed to extend the Company’s requirement to effect a listing of its common stock on either the NYSE Alternext US LLC (formerly known as the American Stock Exchange) or NASDAQ until August 30, 2010, and the Company agreed to issue warrants to purchase up to (1) 250,000 shares of common stock at a per share exercise price of $2.00 and (2) 250,000 shares of common stock at a per share exercise price of $2.35 (together, the “Warrants”).  Also pursuant to the Amendment, the parties have agreed to amend the principal repayment schedule of the Debenture as follows:

Repayment Date	Repayment Amount
August 28, 2008	$750,000
March 28, 2009	$1,250,000
June 28, 2009	$1,250,000
September 28, 2009	$1,250,000
December 28, 2009	$1,250,000
March 28, 2010	$1,875,000
August 28, 2010	$2,500,000
February 28, 2011	$2,500,000
August 28, 2011	$1,500,000
February 28, 2012	$875,000
Total Principal Payment	$15,000,000

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 shares of our common stock on the same terms as the Warrants.

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

CRITICAL ACCOUNTING POLICIES

Oil Reserves. Proved oil reserves, as defined by SEC Regulation S-X Rule 4-10(a) (2i), (2ii), (2iii), (3) and (4), are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Properties and Equipment. The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Secured Debenture and Warrant Valuation.  On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants in three tranches with initial exercise prices of $0.01 per share ("Class A Warrants"), $3.20 per share ("Class B Warrants") and $3.45 (“Class C Warrants), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default.  The Company accounts for the warrants issued in conjunction with the Secured Debenture as liability instruments in accordance with paragraph 8 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.” Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of discount, was $4,731,679. The debenture will be accreted to liquidation value over four years, using the effective interest rate method.

The Company treats these warrants and similar warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair value recorded in the statement of operations until such time as the warrants are exercised or expire. The fair value of warrant liabilities associated with the secured debenture financing, including warrants issued to the investor and warrants issued to an investment consultant and recorded as deferred financing costs, were $11,295,153 at issuance and $6,830,962 at December 31, 2008. For the year ended December 31, 2008, the Company recorded a gain of $4,464,191 in changes in the fair value of the warrants.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:
	December 31, 2008	February 28, 2008
Market price and estimated fair value of common stock:	$1.68	$2.14
Exercise price:	$0.01 - $3.45	$0.01 - $3.45
Remaining contractual life (years):	4.17	5
Dividend yield:	–	–
Expected volatility:	295%	316%
Risk-free interest rate:	1.55%	2.73%

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2008, the SEC published the revised rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in existing oil and gas rules to make them consistent with the petroleum resources management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used in determining reserves. To determine reserves companies must use a 12-month average price instead of the year-end price. The Company is required to comply with the amended disclosure requirement for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

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

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.”  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” which clarified the application of SFAS 157 No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets.  On January 1, 2008, the Company adopted without material impact on its consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  On January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment.  The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for the Company’s consolidated financial statements for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2008 and the adoption had no material effect on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

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

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was not effective as of December 31, 2008.

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

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended annual financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2008 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of December 31, 2008, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to September 30, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, and the ceiling test write-down of oil properties accounts.

Because of this material weakness, management has concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has not been audited by Baker Tilly Hong Kong (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LI JING FU has served as Director of the Company since May 2008. Mr. Li is the Chairman and top representative of Joint Management Committee of Qian Guo County Longhai Petroleum & Natural Gas Co., Ltd. and was appointed to that position by Petro China’s Jilin branch in 2005. Mr. Li has been in the petroleum industry since 1970. In his extensive career he has served as Vice Monitor for Jiang Han Oil Field’s comprehensive logging team, Secretary of Command Department of Petroleum Hui Zhan in Jilin Province, Vice President of Jilin Oilfield Exploration and Development Research Institute. From 1995 to 2002, Mr. Li was appointed by PetroChina’s Jilin branch to serve as General Manger of management and production operation of oil exploitation of Jilin Jiyuan Petroleum & Natural Gas Development Co. Ltd. From 2002 to 2005, Mr. Li, served as Project Manager of Song Yuan City Qian Yuan Oil & Gas Development Co., Ltd. also by appointment by PetroChina’s Jilin branch. Mr. Li received his bachelor’s degree from Chang Chun Geology Institute in Jilin, China.

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

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Hong Jun, President and Chairman of the Board	2008	5,922	-	-	236,946	-	-	-	242,868
	2007	5,922	-	-	-	-	-	-	5,922
	2006	3,002	-	-	-	-	-	-	3,002
Zhang Yang, Chief Financial Officer	2008	6,580	-	281,250	-	-	-	-	287,830
	2007	6,580	-	-	-	-	-	-	6,580
	2006	3,075	-	-	-	-	-	-	3,075

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

DIRECTOR COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Wang Hong Jun	-	-	41,208	-	-	-	41,208
Robert Bruce	23,500	-	47,226	-	-	-	70,726
Edward Rule	22,000	-	47,226	-	-	-	60,226
Li Jing Fu	14,000	-	47,226	-	-	-	61,226
Yu Liguo	-	-	41,208	-	-	82,416	123,624
Wei Guo Ping(2)	-	-	-	-	-	-	-

(1) All compensation is paid in U.S. dollar.
(2) Wei Guo Ping’s term as our director expired at our annual meeting of the stockholders held on September 2, 2008 and was not nominated for reelection.
(3) The Other Compensation recorded for Yu Liguo is comprised of the grant date fair value of options to purchase 80,000 shares of our common stock.

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

	Years Ended December 31
	2008	2007
Audit Fees	$65,800	$100,000
Audit-Related Fees	3,200	-
Tax Fees	-	-
Other Fees	-	-

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

3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	By-laws are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.3	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant’s Information Statement on Form 14C filed with the SEC on May 26, 2004.
3.4	Certificate of Amendments to Articles of Incorporation filed with the Secretary of State of Nevada on September 12, 2005 (incorporated by reference from Form 10-K filed on March 30, 2009)
3.5	Amended and Restated By-laws are incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2008.
4.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on February 27, 2006.
4.2	8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.3	Form of Series A and C Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.4	Form of Series B Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.5	Form of Common Stock Purchase Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.
4.6	Amendment No. 1 to 8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.
10.1
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.2
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.3
Warranty Deed between Lien holder: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Mortgager: Wang Hongjun, Sun Jishuang is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.4
Guarantee Contract between Creditor: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Assurer: Songyuan City Hongxiang Petroleum Technical Services Co., Ltd is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.5
Qian-112 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company; Song Yuan City Yu Qiao Oil and Gas Development Company Limited, dated as of May 28, 2003 is incorporated by reference from Registrant’s annual report on Form 10-KSB filed with the SEC on April 16, 2007.

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
10.9
Agreement for the Purchase and Sale of Stock among Song Yuan North East Petroleum Technical Service Co., Ltd., China North East Petroleum Holdings, Limited, Ju Guizhi, Bing Wu Wang, Meng Xiangyun, dated January 26, 2007 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

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

10.19*
Equity Transfer Agreement dated December 20, 2006 by and between Wang Hong Jun and Ju Gui Zhi for the transfer of equity interest in Song Yuan North East Petroleum Technical Service Co., Ltd. (translated from original Mandarin)

10.20*
Equity Transfer Agreement dated March 17, 2008 by and between Sun Peng Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in Long De (translated from original Mandarin)

10.21*	Equity Transfer Agreement dated April 7, 2008 by and between Wang Hong Jun and Wang Bing Wu for the transfer of equity interest in Yu Qiao (translated from original Mandarin)
10.22*
Equity Transfer Agreement dated March 17, 2008 by and between Ai Chang Shang and Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in Long De (translated from original Mandarin)

10.23*	Trust Agreement dated April 18, 2008 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang Hong Jun (translated from original Mandarin)
10.24*	Trust Agreement dated October 8, 2006 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang Hong Jun (translated from original Mandarin)
14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
21.1	List of Subsidiaries is incorporated herein by reference from Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008.
23.1	Consent of Independent Petroleum Consultants Ralph E. Davis & Associates, Inc. (Incorporated by reference to From 10-K filed on March 30, 2009)
23.2*	Opinion of Shanghai Bao Rui Law Firm dated April 14, 2010.
31.1*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2010

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jingfu Li	Acting Chief Executive Officer and Director	August 31, 2010
Jingfu Li	(Principal Executive Officer and Principal Financial Officer)
/s/ Edward Rule	Chairman of the Board and Director	August 31, 2010
Edward Rule

/s/ Hong Jun Wang	Director	August 31, 2010
Hong Jun Wang

/s/ Ruishi Hu	Director	August 31, 2010
Ruishi Hu

/s/ Yau-Sing Tang	Director	August 31, 2010
Yau-Sing Tang

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

CONTENTS

Pages

Reports of Independent Registered Public Accounting Firm	F-1 – F-2
Consolidated Balance Sheets as of December 31, 2008 (Restated) and 2007	F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2008 (Restated) and 2007	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 (Restated) and 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 (Restated) and 2007	F-6
Notes to the Consolidated Financial Statements as of December 31, 2008 and 2007	F-7 – F-28

JIMMY C.H. CHEUNG & CO	Registered with the Public Company
Certified Public Accountants	Accounting Oversight Board
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited, before the effects of the restatement as described in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008 (the 2008 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, before the effects of the restatement as described in Note 1 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008, and the results of its operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the restatement as described in Note 1 to the consolidated financial statements, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly restated.  These adjustments were audited by Baker Tilly Hong Kong Limited.

/s/ Jimmy C.H. Cheung & Co

JIMMY C.H. CHEUNG & CO
Certified Public Accountants
Hong Kong
Date: February 23, 2009, except for Note 1, as to which the date is September 1, 2010

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 21277660
Email: jimmy.cheung@jchcheungco.hk
Website: http://www.jchcheungco.hk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited the financial statements of China North East Petroleum Holdings Limited (the “Company”) and subsidiaries as of December 31, 2009 and the adjustments as described in Note 1 to the consolidated financial statements that were applied to restate the December 31, 2008 financial statements to correct the errors.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review or apply any procedures to the December 31, 2008 and 2007 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date: September 1, 2010

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,239,213	$74,638
Accounts receivable, net	4,230,080	4,852,633
Prepaid expenses and other current assets	781,121	398,046
Value added tax recoverable	311,240	651,905
Total Current Assets	18,561,654	5,977,222

PROPERTY AND EQUIPMENT
Oil properties, net	54,326,410	40,345,008
Wells in progress	714,629	2,550,058
Fixed assets, net	1,684,377	885,474
Total Property and Equipment	56,725,416	43,780,540

LAND USE RIGHTS, NET	36,198	45,076
DEFERRED FINANCING COSTS, NET	1,481,557	-
DEFERRED TAX ASSETS	3,122,519	-

TOTAL ASSETS	$79,927,344	$49,802,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,985,894	$6,580,930
Current portion of secured debenture	2,625,000	-
Other payables and accrued liabilities	821,918	1,020,980
Due to related parties	66,262	28,036
Note payable	-	273,444
Income tax and other taxes payable	3,710,870	2,687,449
Due to a stockholder	738	123,105
Total Current Liabilities	18,210,682	10,713,944

LONG-TERM LIABILITIES
Accounts payable	13,944,903	15,467,661
Secured debenture, net of discount	4,750,765	-
Deferred tax liabilities	-	543,100
Due to a related party	-	3,118,085
Warrants	6,830,962	-
Total Long-term Liabilities	25,526,630	19,128,846

TOTAL LIABILITIES	43,737,312	29,842,790

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	3,378,230	1,124,964

STOCKHOLDERS' EQUITY
Common stock ($0.001 par value, 150,000,000 shares authorized,
20,784,080 shares issued and outstanding as of
December 31, 2008; 19,224,080 shares issued and
outstanding as of December 31, 2007)	20,784	19,224
Additional paid-in capital	13,067,693	11,361,579
Deferred stock compensation	-	(27,125)
Retained earnings
Unappropriated	15,264,623	5,200,907
Appropriated	1,372,999	916,263
Accumulated other comprehensive income	3,085,703	1,364,236
Total Stockholders' Equity	32,811,802	18,835,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,927,344	$49,802,838

The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Restated)
NET SALES	$58,572,250	$19,482,069

COST OF SALES
Production costs	3,847,775	2,872,990
Depreciation, depletion and amortization of oil properties	8,609,508	3,562,265
Amortization of land use rights	11,718	10,711
Government oil surcharge	11,105,325	2,857,376
Recovery of deposit from a supplier previously written off	-	(361,366)
Total Cost of Sales	23,574,326	8,941,976

GROSS PROFIT	34,997,924	10,540,093

OPERATING EXPENSES
Selling, general and administrative expenses	2,807,328	880,161
Professional fees	340,335	186,214
Consulting fees	259,604	108,500
Depreciation of fixed assets	229,434	187,766
Gain on disposal of fixed assets	-	(68,131)
Impairment of oil properties	13,184,103	-
Total Operating Expenses	16,820,804	1,294,510

INCOME FROM OPERATIONS	18,177,120	9,245,583

OTHER INCOME (EXPENSE)
Other expense	(112,517)	(13,144)
Interest expense	(1,011,367)	(81,434)
Amortization of deferred financing costs	(731,504)	-
Amortization of discount on debenture	(3,394,086)	-
Imputed interest expense	(50,587)	(200,165)
Interest income	38,829	1,760
Change in fair value of warrants	4,464,191	-
Total Other Expense, net	(797,041)	(292,983)

NET INCOME BEFORE TAXES AND MINORITY INTERESTS	17,380,079	8,952,600
Income tax expense	(5,276,636)	(3,097,649)

Minority interests	(1,582,991)	(722,370)

NET INCOME	10,520,452	5,132,581

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,721,467	1,091,940

COMPREHENSIVE INCOME	$12,241,919	$6,224,521

Net income per share
- basic	$0.53	$0.21
- diluted	$0.53	$0.21

Weighted average number of shares outstanding during the year
- basic	19,805,340	24,128,190
- diluted	19,924,929	24,128,190

The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Additional	Deferred	Unappropriated	Appropriated	Accumulated other
	Number of		paid-in	stock	retained	retained	comprehensive
	shares	Amount	capital	compensation	earnings	earnings	income	Total
Balance at December 31, 2006	29,224,080	$29,224	$3,953,601	$(135,625)	$696,955	$287,634	$272,296	$5,104,085
Components of comprehensive income
Net income for the year	-	-	-	-	5,132,581	-	-	5,132,581
Foreign currency translation gain	-	-	-	-	-	-	1,091,940	1,091,940
Comprehensive income	-	-	-	-	-	-	-	6,224,521
Amortization of deferred stock compensation related to common stocks issued for services	-	-	-	108,500	-	-	-	108,500
Contribution from a stockholder by waiver of repayment of advance from the stockholder	-	-	1,746,128	-	-	-	-	1,746,128
Contribution from a related party by waiver of repayment of advance from the related party	-	-	5,451,685	-	-	-	-	5,451,685
Contribution from a related party by cancellation of common stock previously issued to the related party	(10,000,000)	(10,000)	10,000	-	-	-	-	-
Imputed interest expenses on advances from a stockholder and related parties	-	-	200,165	-	-	-	-	200,165
Transfer from retained earnings to statutory and staff welfare reserves	-	-	-	-	(628,629)	628,629	-	-

Balance at December 31, 2007	19,224,080	19,224	11,361,579	(27,125)	5,200,907	916,263	1,364,236	18,835,084
Components of comprehensive income
Net income for the year	-	-	-	-	10,520,452	-	-	10,520,452
Foreign currency translation gain	-	-	-	-	-	-	1,721,467	1,721,467
Comprehensive income	-	-	-	-	-	-	-	12,241,919
Issuance of common stock for services	360,000	360	1,012,140	-	-	-	-	1,012,500
Amortization of deferred stock compensation related to common stocks issued for services	-	-	-	27,125	-	-	-	27,125
Exercise of warrants for cash	1,200,000	1,200	10,800	-	-	-	-	12,000
Warrants issued for services	-	-	89,133	-	-	-	-	89,133
Stock compensation expenses on options issued	-	-	543,454	-	-	-	-	543,454
Imputed interest expenses on advances from a stockholder and related parties	-	-	50,587	-	-	-	-	50,587
Transfer from retained earnings to statutory and staff welfare reserves	-	-	-	-	(456,736)	456,736	-	-

Balance at December 31, 2008 (Restated)	20,784,080	$20,784	$13,067,693	$-	$15,264,623	$1,372,999	$3,085,703	$32,811,802

The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,520,452	$5,132,581
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	8,609,508	3,562,265
Depreciation of fixed assets	229,434	187,766
Amortization of land use rights	11,718	10,711
Amortization of deferred financing costs	731,504	-
Amortization of discount on debenture	3,394,086	-
Stock option compensation	543,454	-
Change in fair value of warrants	(4,464,191)	-
Impairment of oil properties	13,184,103	-
Warrants issued for services	89,133	-
Minority interests	1,582,991	722,370
Stock issued for services	27,125	108,500
Stock-based compensation for service	1,012,500	-
Imputed interest expenses	50,587	200,165
Gain on disposal of fixed assets	-	(68,131)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	622,553	(4,101,949)
Prepaid expenses and other current assets	(383,075)	527,312
Due from related parties	-	64,031
Value added tax recoverable	340,665	(204,302)
Increase (decrease) in:
Accounts payable	2,882,206	811,727
Other payables and accrued liabilities	(199,062)	(372,289)
Income tax and other taxes payable	1,023,421	2,582,537
Deferred tax liabilities	(3,665,619)	340,348
Net cash provided by operating activities	36,143,493	9,503,642

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil properties	(29,206,040)	(9,699,958)
Purchase of fixed assets	(957,449)	(352,219)
Additions to wells in progress	(1,712,449)	(2,448,587)
Proceeds on disposal of fixed assets	-	166,728
Net cash used in investing activities	(31,875,938)	(12,334,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to increased registered capital of a subsidiary
by minority interests	479,000	-
Payment of deferred financing costs	(1,186,229)	-
Repayment of note payable	(273,444)	(110,743)
Proceeds from issuance of secured debenture	15,000,000	-
Repayment of secured debenture	(750,000)	-
Decrease in other loans payable	-	(25,612)
Proceeds from exercise of stock warrants	12,000	-
(Decrease) increase in due to a stockholder	(122,367)	212,298
(Decrease) increase in due to related parties	(3,079,859)	4,286,530
Net cash provided by financing activities	10,079,101	4,362,473

EFFECT OF EXCHANGE RATE ON CASH	(1,182,081)	(1,471,187)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,164,575	60,892

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	74,638	13,746

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,239,213	$74,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax expense	$7,824,394	$1,681,005

Interest expense	$1,011,367	$81,434

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
During 2008, the Company issued warrants in connection with the secured debenture to the investor and to investment consultants valued at $10,268,321 and $1,026,832, respectively.

The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.	RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of December 31, 2008 and for the year then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) amounts payable to consultant included in accrued liabilites; (viii) depreciation, depletion and amortization of oil producing properties; (ix) ceiling test reduction of the net carrying value of oil producing properties; (x) income tax expense for the above items; and (xi) minority interests for certain of the above items.

As a result, the accompanying consolidated financial statements as of December 31, 2008 and for the year then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
	Year ended December 31, 2008
	As previously reported	Adjustments	As restated
Cost of Sales:
Depreciation, depletion and amortization of oil properties	$6,172,422	$2,437,086	$8,609,508
Operating Expenses:
Selling, general and administrative expenses	1,959,602	847,726	2,807,328
Professional fees	251,202	89,153	340,355
Consulting fees	396,330	(136,726)	259,604
Impairment of oil properties	-	13,184,103	13,184,103
Other Income (Expense):
Amortization of deferred financing costs	(247,131)	(484,373)	(731,504)
Amortization of discount on debenture	(1,622,678)	(1,771,408)	(3,394,086)
Change in fair value of warrants	-	4,464,191	4,464,191
Income tax expense	(9,101,267)	3,826,631	(5,276,636)
Minority interests	(2,909,686)	1,326,695	(1,582,991)
Net income	19,582,038	(9,061,586)	10,520,452
Foreign currency translation gain	2,098,702	(377,235)	1,721,467
Comprehensive income	21,680,740	(9,438,821)	12,241,919
Net income per share -- Basic	0.99	(0.46)	0.53
Net income per share -- Diluted	0.98	(0.45)	0.53

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.	RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEET INFORMATION
	As of December 31, 2008
	As previously reported	Adjsutments	As restated
Assets:
Oil properties, net	$70,193,852	$(15,867,442)	$54,326,410
Deferred financing costs, net	939,098	542,459	1,481,557
Deferred tax assets	-	3,122,519	3,122,519
Total Assets	92,129,808	(12,202,464)	79,927,344
Current Liabilities:
Current portion of secured debenture	1,489,126	1,135,874	2,625,000
Other payables and accrued liabilities	742,264	79,654	821,918
Total current liabilities	16,995,154	1,215,528	18,210,682
Long-term Liabilities:
Secured debenture, net of discount	6,594,700	(1,843,935)	4,750,765
Deferred tax liabilities	762,405	(762,405)	-
Warrants	-	6,830,962	6,830,962
Total long-term liabilities	21,302,008	4,224,622	25,526,630
Minority interest	4,513,605	(1,135,375)	3,378,230
Stockholders' Equity:
Additional paid-in capital	21,384,816	(8,317,123)	13,067,693
Deferred stock compensation	(1,248,750)	1,248,750	-
Retained earnings, unappropriated	24,326,209	(9,061,586)	15,264,623
Accumulated other comprehensive income	3,462,938	(377,235)	3,085,703
Total stockholders’ equity	49,318,996	(16,507,194)	32,811,802
Total liabilities and stockholders’ equity	92,129,808	(12,202,464)	79,927,344

STATEMENT OF CASH FLOWS INFORMATION
	Year ended December 31, 2008
	As previously reported	Adjsutments	As restated
Net income	$19,582,038	$(9,061,586)	$10,520,452
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization of oil properties	6,172,422	2,437,086	8,609,508
Amortization of deferred financing costs	247,131	484,373	731,504
Amortization of discount on debenture	1,622,678	1,771,403	3,394,086
Stock option compensation	336,978	206,476	543,454
Change in fair value of warrants	-	(4,464,191)	(4,464,191)
Impairment of oil properties	-	13,184,103	13,184,103
Warrants issued for services	216,380	(127,247)	89,133
Minority interests	2,909,686	(1,326,695)	1,582,991
Stock-based compensation for service	371,250	641,250	1,012,500
Other payables and accrued liabilities	(278,716)	79,654	(199,062)
Deferred tax liabilities	219,305	(3,884,924)	(3,665,619)
Net cash provided by operating activities	36,203,786	(60,293)	36,143,493
Effect of exchange rate on cash	(1,242,374)	60,293	(1,182,081)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the value of the Company’s oil reserve quantities which are the basis for the calculation of the depreciation, depletion and amortization of oil properties and impairments of oil properties and estimates of the fair value of warrants. Actual results could differ from those estimates.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Furniture, fixtures and equipment	5 Years
Motor vehicles	5 Years

Land use rights are stated at cost, less accumulated amortization and are amortized over 6 years from the date of acquisition (See note 7).

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants issued in conjunction with the issuance of the secured debenture in February, 2008 are treated as liability instruments and will be recorded at fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$-	$6,830,962
Total	$-	$-	$6,830,962

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 15 for further information.

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current trade payables and the secured debenture at December 31, 2008 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 8, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

Property and equipment, net

The Company uses the full cost method of accounting for oil properties.  As the Company currently maintains oil operations in only one country (the PRC), the Company has only one cost center.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of December 31, 2008, the Company did not have any investment in unproved oil properties.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to the differences in the book and tax basis of oil properties.  Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.  Due to the significant decline in oil prices during the fourth quarter of 2008, the net capitalized costs of our oil properties exceeded the sum of the components noted above by $13,184,103, and therefore the Company has recognized an impairment charge and corresponding reduction in the carrying value of those net capitalized costs of $13,184,103, as of December 31, 2008.  For additional details regarding net carrying value of oil properties and the calculations used to derive the value of the impairment, please see Notes 5, “Oil Properties,” and 19, “Supplemental Oil and Gas Disclosures (Unaudited).”

Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center.

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves.  Furniture and fixtures, leasehold improvements, computer hardware and software, and other equipment are depreciated on the straight-line method, based upon estimated useful lives of the assets ranging from five to twenty years.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of December 31, 2008 the Company had a net VAT Recoverable asset balance of $311,240, compared with a net VAT Recoverable asset balance of $651,905 as of December 31, 2007.

Long-lived assets

The Company accounts for long-lived assets under the SFAS Nos. 142 and 144, “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist of fixed assets. For the years ended December 31, 2008 and 2007, the Company recognized impairment loss of $13,184,103 and nil, respectively.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

Foreign currency translation

Except for North East Petroleum and Hong Xiang Petroleum Group, which maintain their accounting records in their functional currency in United States dollars (“US$”), all other subsidiaries of the Company maintain their accounting records in their functional currency in Renminbi (“RMB”). For subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

The translation difference recorded for the years ended December 31, 2008 and 2007 were gains of $1,721,467 and $1,091,940 respectively.

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

Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Foreign currency translation gains recorded in comprehensive income for the years ended December 31, 2008 and 2007 were $1,721,467 and $1,091,940 respectively.

Stock-based compensation

The Company follows SFAS No. 123R, “Share-Based Payments”. This Statement requires a company to measure the cost of services provided by employees in exchange for an award of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for options granted to non-employees has been determined in accordance with SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

Environmental costs

The PRC government has adopted extensive environmental laws and regulations that affect the operations of the oil and gas industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, the management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company. Hence no reserves have been set up for environmental costs.

Deferred financing costs

The Company accounts for all third party costs incurred in associated with a material financing event as deferred financing costs.  Deferred financing costs are capitalized and expensed over the term of the financing using the effective interest method.  Deferred financing costs include the costs associated with the Company’s issuance of the $15,000,000 secured debenture dated February 28, 2008 (see Note 8). The Company recorded amortization expense of $3,394,086 related to these costs during the year ended December 31, 2008.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value.  Capitalized costs are depleted as a component of the full cost pool using the unit-of-production method.  The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the terms of its oil field leases, which provide for all of the assets added to the fields revert to PetroChina at the end of the lease term.

Recent accounting pronouncements

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements.”  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” which clarified the application of SFAS 157 No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets.  On January 1, 2008, the Company adopted without material impact on its consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis.  On January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment.  The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for the Company’s consolidated financial statements January 1, 2008 and the adoption had no material effect on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in the financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System (PRMS). Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for our annual report on Form 10-K for the fiscal year ending December 31, 2009. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted. We are currently evaluating the effect the new rules will have on our financial reporting and anticipate that the following rule changes could have a significant impact on our results of operations as follows:

•
The price used in calculating reserves will change from a single-day closing price measured on the last day of the company’s fiscal year to a 12-month average price, and will affect our depletion and ceiling test calculations.

•	Several reserve definitions have changed that could revise the types of reserves that will be included in our year-end reserve report.

•	Many of our financial reporting disclosures could change as a result of the new rules.

3.	ACCOUNTS RECEIVABLE

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

5.    OIL PROPERTIES

The following is a summary of oil properties at December 31, 2008 and 2007:

	2008 (Restated)	2007

Oil properties, proved	$84,200,160	$47,594,281
Intangible mining rights	13,445	13,445
Less: accumulated depreciation, depletion, amortization, and impairment	(29,887,195)	(7,262,718)
Oil properties, net	$54,326,410	$40,345,008

Depreciation, depletion and amortization expense for the years ended December 31, 2008 and 2007 was $8,609,508 and $3,562,265 respectively.  Impairment expense was $13,184,103 and $0 for the years ended December 31, 2008 and 2007, respectively.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

8.        SECURED DEBENTURE

The following is a summary of the secured debenture at December 31:
	2008	2007
	(Restated)
8% Secured Debenture, net of unamortized discount of
$6,874,235 as of December 31, 2008 at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 27, 2012	$7,375,765	$-
		-
Less: current maturities	(2,625,000)	-
Long-term portion	$4,750,765	$-

As of December 31, 2008, the Company has future principal repayment obligations with respect to the above secured debenture, which are due as follows:

2009	$2,625,000
2010	5,250,000
2011	4,875,000
2012	1,500,000
$14,250,000

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor a 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45, with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default.

On August 28, 2008, the Company repaid $750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $14,250,000.

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

Interest expense and discount amortized on the debenture in 2008 were $991,592 and $3,394,086 respectively. As of December 31, 2008, the carrying value of the debenture, net of unamortized discount, was $7,375,765.  The calculation below illustrates the “walk-forward” from the initial carrying value of the debenture to the current carrying value:

Initial carrying value of the debenture at February 28, 2008	$4,731,679
Plus, discount amortized through December 31, 2008	3,394,086
Minus, principal paid on August 28, 2008	(750,000)

Carrying value of the debenture at December 31, 2008	$7,375,765

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

8.        SECURED DEBENTURE (CONTINUED)

On March 5, 2009, the Company and Lotusbox Investments Limited (the “Investor”) entered into Amendment No. 1 to the 8% Secured Debenture (the “Amendment”) which amended the 8% Secured Debenture (the “Debenture”) issued to the Investor on February 28, 2008 for the principal amount of $15,000,000.  Pursuant to the Amendment, the Investor agreed to extend the Company’s requirement to effect a listing of its common stock on either the NYSE Alternext US LLC (formerly known as the American Stock Exchange) or NASDAQ until August 30, 2010, and the Company agreed to issue warrants to purchase up to (1) 250,000 shares of common stock at a per share exercise price of $2.00 and (2) 250,000 shares of common stock at a per share exercise price of $2.35 (together, the “Warrants”).  Also pursuant to the Amendment, the parties have agreed to amend the future principal repayment obligations with respect to the above secured debenture, which are due as follows:

2009	$5,000,000
2010	4,375,000
2011	4,000,000
2012	875,000
$14,250,000

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants.

9.       ACCOUNTS PAYABLE

Accounts payable at December 31, 2008 and 2007 consist of the following:

	2008	2007

Accounts payable due within the next 12 months	$10,985,894	$6,580,930
Long-term accounts payable	13,944,903	15,467,661
Total Accounts Payable	$24,930,797	$22,048,591

The Company’s accounts payable consist primarily of amounts due to oil well drilling service providers. Our well drilling contractors provide us with payment terms for their services that require 33% of the estimated well drilling contract cost to be paid at the time of providing the service, and the remaining 67% of the actual well drilling cost paid in equal monthly amounts over 12 to 24 months following well completion.  If the payment term extends beyond 12 months, no additional interest is charged, and we treat it as a long-term account payable.  These obligations are unsecured.  As of December 31, 2008, we had $13,944,903 in accounts payable in periods greater than 12 months from the period end date, while the corresponding figure for December 31, 2007 was $15,467,661.

10.       OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2008 and 2007 consist of the following:

	2008	2007
	(Restated)
Other payables	$574,207	$662,941
Accrued professional fees	117,335	154,869
Other accrued liabilities	130,376	203,170
	$821,918	$1,020,980

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

11.     NOTE PAYABLE

Note payable at December 31, 2008 and 2007 consist of the following:

	2008	2007

Note payable to a bank, interest rate of 11.16%
per annum, secured by a property owned
by a stockholder, due July 2008	$-	$273,444
	-
Less: current maturities	-	(273,444)
Long-term portion	$-	$-

Interest expense paid for the years ended December 31, 2008 and 2007 was $11,548 and $81,434, respectively.

12.   NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	2008 (Restated)	2007
Numerator:
Net income used in computing basis net income per share	$10,520	$5,133
Net income used in computing diluted net income per share	$10,520	$5,133

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	19,805	24,128
Dilutive potential common stock:
Options and warrants	120	-
Shares used in computation of diluted net income per share	19,925	24,128
Basic net income per share	$0.53	$0.21
Diluted net income per share	$0.53	$0.21

In 2008, options to purchase 410,000 shares of common stock and warrants to purchase 3,960,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.92 were not included in the calculation because the effect is anti-dilutive.

13.    COMMITMENTS AND CONTINGENCIES

(A)   Employee benefits

The full time employees of LongDe and Yu Qiao are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2008 and 2007 was $15,093 and $92,835, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)	Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under four operating leases which expire on September 20, 2023, June 30, 2015, January 20, 2011 and September 14, 2009 at annual rentals of $182, $14,006, $18,966 and $37,200 respectively.

As of December 31, 2008, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2009	$57,924
2010	33,154
2011	15,769
2012	14,188
Thereafter	36,972
$158,007

(C)	Capital commitments

As of December 31, 2008, the Company had capital commitments totaling $783,000 with a contractor to complete the drilling of 7 oil wells under construction.

14.           STOCK-BASED COMPENSATION

Stock options

During 2008, the Company granted to its employees, stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “Plan”) to purchase Common Stock. As of December 31, 2008, stock options granted under the Company’s 2006 Stock Option/Stock Issuance Plan to purchase 410,000 shares of its Common Stock (the “Options”) at an exercise price from $4.05 to $4.50 per share were outstanding. 25% of the 100,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, and these stock options granted shall expire ten years after the grant date if unexercised at that time. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.  The Company has 780,000 remaining options available for grant under the Plan.  The Company settles employee stock option exercises with newly issued common shares.

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

The weighted average grant-date fair value of options granted to employees during 2008 was $4.43.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

14.           STOCK-BASED COMPENSATION (CONTINUED)

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

In 2008, 410,000 stock options with a grant-date fair value of approximately $1,816,267 were issued to staff, of which the Company recognized $543,454 as staff compensation expenses included in selling, general and administrative expenses for the year ended December 31, 2008.

As of December 31, 2008, the total compensation cost related to stock options not yet recognized was $1,272,813 and this will be recognized over the next two years.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Outstanding Balance, December 31, 2007	-	-
Granted	410,000	$4.43
Forfeited	-	-
Exercised	-	-
Balance, December 31, 2008	410,000	$4.43
Exercisable at December 31, 2008	220,000	$4.43

The following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	9.40 years	$4.05	45,000	$4.05
$4.50	310,000	9.55 years	$4.50	155,000	$4.50
$4.50	40,000	9.55 years	$4.50	20,000	$4.50

The aggregate intrinsic value of the outstanding options and exercisable options as of December 31, 2008 was $0 and $0, respectively and was based upon the Company’s closing stock price of $1.68 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock issuances

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $1,012,500 in 2008 for these services.  The remaining $607,500 will be recognized in 2009.

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

The Company treats these warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in the statement of operations until such time as the warrants are exercised or expire. The fair values were $11,295,153 at issuance and $6,830,962 at December 31, 2008. For the year ended December 31, 2008, the Company recorded a gain of $4,464,191 in change in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2008	February 28, 2008
Market price and estimated fair value of common stock:	$1.68	$2.14
Exercise price:	$0.01 - $3.45	$0.01 - $3.45
Remaining contractual life (years):	4.17	5
Dividend yield:	–	–
Expected volatility:	295%	316%
Risk-free interest rate:	1.55%	2.73%

Also on February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjuction with a two year service agreement.  The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term.  For the year ended December 31, 2008, the Company reconginzed $89,133 of expense associated with these warrants.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

16.    RELATED PARTY TRANSACTIONS

a)
As of December 31, 2008 and 2007, the Company owed a related party $51,672 and $3,118,085, respectively, which is repayable in December 2009. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

b)
As of December 31, 2008 and 2007, the Company owed a related party $14,590 and $13,672, respectively, which is repayable on demand. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

c)	As of December 31, 2007, the Company owed a related party $14,364 which is repayable on demand. Imputed interest expense is computed at 7% per annum on the amount due.

d)
As of December 31, 2008 and 2007, the Company owed a stockholder $738 and $123,105, respectively, which is repayable on demand. Imputed interest expense is computed at 5% and 7% per annum on the amount due for the years ended December 31, 2008 and 2007 respectively.

e)	Total imputed interest expenses recorded as additional paid-in capital amounted to $50,587 and $200,165 for the years ended December 31, 2008 and 2007, respectively.

f)	The Company paid a stockholder $13,789 and $12,603 for leased office spaces for the years ended December 31, 2008 and 2007, respectively.

17.   INCOME TAX

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

North East Petroleum has net operating losses carry forwards for income tax purposes amounting to approximately $5,040,000 as of December 31, 2008.  These tax losses which may be available to reduce future years’ taxable income will expire, if not utilized, commencing in 2024. The valuation allowances at December 31, 2008 and December 31, 2007 were $1,713,658 and $660,286 respectively. The net change in the valuation allowance was an increase of $1,053,372.

Hong Xiang Petroleum Group was incorporated in the British Virgin Islands (the "BVI") and income earned is not subject to income tax.

Song Yuan Technical, Yu Qiao and LongDe were incorporated in the PRC and are subject to the PRC enterprise income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 25% and 33% for the years ended December 31, 2008 and 2007 respectively and no tax benefit is expected from tax credits in the future.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

17.   INCOME TAX (CONTINUED)

The income tax expense for 2008 and 2007 are summarized as follows:

	Years ended December 31,
	2008	2007
	Restated
Current	$8,898,872	$2,784,009
Deferred	(3,622,236)	313,640
	$5,276,636	$3,097,649

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	Years ended December 31,
	2008	2007
	Restated
PRC federal tax rate on net income	$5,909,227	$3,043,402
Valuation allowance
North East Petroleum	1,053,372	106,471
Hong Xiang Petroleum Group	0	6,128
Song Yuan Technical	76,413	35,500
Longde	80,655	-
Foreign tax differential	(1,843,041)	(93,852)
Actual tax expense	$5,276,636	$3,097,649

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

18.   CONCENTRATIONS AND RISKS

During 2008, 97% and 3% of the Company's assets were located in the PRC and the United States, respectively, and during 2007, 100% of the Company’s assets were located in the PRC.

During 2008 and 2007, 100% of the Company's revenues were derived from one customer located in the PRC. The Oil Lease requires the Company to sell crude oil to PetroChina only.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

19.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (RESTATED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”  All of the Company’s reserves are located in the PRC.

A.	Capitalized costs relating to oil producing activities as of December 31, 2008 and 2007 are as follows:

	2008 (Restated)	2007

Proved crude oil properties	$84,200,160	$47,594,281
Intangible mining right	13,445	13,445
Accumulated depreciation, depletion, amortization and impairment	(29,887,195)	(7,262,718)
Net capitalized costs	$54,326,410	$40,345,008

B.	Cost incurred in oil property acquisitions, exploration and development activities for the years ended December 31, 2008 and 2007 are as follows:

	2008 (Restated)	2007
Proved property acquisition costs (net of costs of properties sold)	$-	$-

Property development costs	$29,206,040	$9,699,958

C.	The results of operations for oil producing activities are as follows:

	Years ended December 31,
	2008 (Restated)	2007

Net sales	$58,572,250	$19,482,069
Production costs	(3,847,775)	(2,872,990)
Depreciation, depletion, amortization and impairment	(21,793,611)	(3,562,265)
Government oil surcharge	(11,105,325)	(2,857,376)
General and administrative expenses	(2,807,328)	(880,161)
Income tax expense	(5,276,636)	(3,097,649)
Results of operations from oil producing activities
(excluding corporate overhead and financing costs)	$13,741,575	$6,211,628

D.	Estimated quantities of proved oil reserves (Unaudited and Restated)

The following schedule estimates proved crude oil reserves attributable to the Company. Proved reserves are estimated quantities of oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls). Geological and engineering estimates of proved oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

19.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (RESTATED) (CONTINUED)

Bbls
Proved oil reserves
Balance at January 1, 2007	2,242,194
Discoveries and extensions	-
Revisions of previous estimates	494,146
Production	(267,516)
Balance at December 31, 2007	2,468,824
Discoveries and extensions	2,867,948
Revisions of previous estimates	(290,292)
Production	(645,856)
Balance at December 31, 2008	4,400,624
Proved developed producing
reserves at December 31, 2008	2,633,385
Proved developed producing
reserves at December 31, 2007	1,369,401

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

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices per barrel used at December 31, 2008 and 2007 for 4 oilfields were $44.82 and $95.95, respectively. No deduction has been made for depreciation, depletion and amortization or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carry forwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows relating to proved oil reserves at December 31, 2008 and 2007 is as follows:

	2008	2007

Future cash inflows	$197,235,940	$235,187,861
Future production costs and taxes	(132,311,796)	(68,891,575)
Future development costs	(1,172,592)	(28,713,919)
Future income tax expense	(208,708)	(33,801,457)

Future net cash flows	63,542,844	103,780,910
Discount at 10% for timing of cash flows	(11,037,405)	(35,684,352)
Standardized measure of discounted future net cash
related to proved reserves	$52,505,439	$68,096,558

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

19.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (RESTATED) (CONTINUED)

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for December 31, 2008 and 2007.

	2008	2007

Balance, beginning of year	$68,096,558	$36,339,206
Purchase of minerals in place	-	12,148,545
Sales and transfers of oil and gas produced, net
of production costs	(43,619,150)	(13,522,379)
Extensions, discoveries and improved recovery, net of future production and development costs	43,372,549	-
Changes in prices and production costs	(64,847,867)	37,848,266
Revision of quantity estimates	(1,977,801)	51,104,730
Changes in estimated future development
and acquisition costs	15,433,524	(32,275,264)
Development costs incurred	5,717,427	-
Net changes in income taxes	20,358,088	(8,670,317)
Accretion of discount	9,027,562	(14,876,229)
Changes in production rates and other	944,549	-
Standardized measure, end of year	$52,505,439	$68,096,558