Form 10-Q/A
period 2009-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-01
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 )

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

EXLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 15, 2009 and as amended on July 23, 2009 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

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

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("CNEH")
Condensed Consolidated Balance Sheets
	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,609,128	$13,239,213
Accounts receivable, net	4,068,879	4,230,080
Prepaid expenses and other current assets	747,444	781,121
Value added tax recoverable	-	311,240
Total Current Assets	24,425,451	18,561,654

PROPERTY AND EQUIPMENT
Oil properties, net	37,500,883	54,326,410
Fixed assets, net	1,775,458	1,684,377
Oil properties under construction	715,527	714,629
Total Property and Equipment	39,991,868	56,725,416

LAND USE RIGHTS, NET	33,264	36,198
DEFERRED FINANCING COSTS, NET	-	1,481,557
DEFERRED TAX ASSETS	4,719,562	3,122,519

TOTAL ASSETS	$69,170,145	$79,927,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,256,389	$10,985,894
Current portion of secured debenture	6,725,000	2,625,000
Other payables and accrued liabilities	1,091,345	821,918
Due to related parties	14,608	66,262
Income tax and other taxes payable	2,125,092	3,710,870
Due to a stockholder	965,162	738
Total Current Liabilities	22,177,596	18,210,682

LONG-TERM LIABILITIES
Accounts payable	14,051,909	13,944,903
Secured debenture, net of discount	7,375,000	4,750,765
Warrants	6,897,094	6,830,962
Total Long-term Liabilities	28,324,003	25,526,630

TOTAL LIABILITIES	50,501,599	43,737,312

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
CNEH Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized,
20,784,080 shares issued and outstanding	20,784	20,784
Additional paid-in capital	13,589,049	13,067,693
Retained earnings(deficit)
Unappropriated	(1,966,875)	15,264,623
Appropriated	1,372,999	1,372,999
Accumulated other comprehensive income	3,141,524	3,085,703
Total CNEH Stockholders' Equity	16,157,481	32,811,802

Noncontrolling interests	2,511,065	3,378,230
TOTAL EQUITY	18,668,546	36,190,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,170,145	$79,927,344

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income(Loss) (Unaudited)

	Three months ended March 31,
	2009	2008
	(Restated)

NET SALES	$8,899,223	$10,823,974

COST OF SALES
Production costs	514,400	712,305
Depreciation, depletion and amortization of oil properties	3,079,630	1,874,692
Amortization of land use rights	2,979	2,842
Government oil surcharge	37,792	2,211,320
Total Cost of Sales	3,634,801	4,801,159

GROSS PROFIT	5,264,422	6,022,815

OPERATING EXPENSES
Selling, general and administrative expenses	678,875	257,594
Professional fees	98,756	66,425
Consulting fees	(2,594)	177,414
Depreciation of fixed assets	68,815	52,232
Impairment of oil properties	13,825,567	-
Total Operating Expenses	14,669,419	553,665

(LOSS) INCOME FROM OPERATIONS	(9,404,997)	5,469,150

OTHER INCOME (EXPENSE)
Other expense	(793)	(2,311)
Interest expense	(280,000)	(119,697)
Amortization of deferred financing costs	(144,507)	(80,012)
Amortization of discount on debenture	(670,492)	(371,246)
Imputed interest expense	(12,248)	(26,896)
Interest income	15,096	4,042
Change in fair value of warrants	653,705	(2,000,697)
Loss on extinguishment of debt	(8,260,630)	-
Total Other Expense, net	(8,699,869)	(2,596,817)

NET (LOSS) INCOME BEFORE INCOME TAXES	(18,104,866)	2,872,333
Income tax expense	-	(1,439,269)
NET (LOSS) INCOME	(18,104,866)	1,433,064
Less: net income (loss) attributable to noncontrolling interests	873,368	(427,720)
NET (LOSS) INCOME ATTRIBUTABLE TO CNEH COMMON STOCKHOLDERS	(17,231,498)	1,005,344

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	62,024	937,559
Less: foreign currency translation gain attributable to noncontrolling interests	(6,203)	(93,756)
Foreign currency translation gain attributable to CNEH common stockholders	55,821	843,803

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CNEH COMMON
STOCKHOLDERS	$(17,175,677)	$1,849,147

Net (loss) income per share
- basic	$(0.83)	$0.05
- diluted	$(0.83)	$0.05

Weighted average number of shares outstanding during the period
- basic	20,784,080	19,224,080
- diluted	20,784,080	20,537,854

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008 (Unaudited)
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)income	$(18,104,866)	$1,433,064
Adjusted to reconcile net (loss) income to cash provided
by operating activities:
Depreciation, depletion and amortization of oil properties	3,079,630	1,874,692
Depreciation of fixed assets	68,816	52,232
Amortization of land use rights	2,979	2,842
Amortization of deferred financing costs	144,507	80,012
Amortization of discount on debenture	670,492	371,246
Loss on extinguishment of debt	8,260,630	-
Amortization of stock option compensation	279,868	-
Change in fair value of warrants	(653,705)	2,000,697
Impairment of oil properties	13,825,567	-
Warrants issued for services	26,740	8,913
Stocks issued for services	-	27,125
Stock-based compensation for service	202,500	-
Imputed interest expense	12,248	26,896
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	161,201	(1,128,492)
Prepaid expenses and other current assets	33,677	(284,882)
Value added tax recoverable	311,240	651,905
Increase (decrease) in:
Accounts payable	377,501	(5,650,202)
Other payables and accrued liabilities	269,427	666,493
Income tax and other taxes payable	(1,585,778)	2,314,493
Deferred tax assets	(1,597,043)	(67,655)
Net cash provided by operating activities	5,785,631	2,379,379

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil properties	(13,880)	(748,820)
Purchase of fixed assets	(157,769)	(174,005)
Additions to oil properties under construction	-	(211,709)
Net cash used in investing activities	(171,649)	(1,134,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(1,186,229)
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(150,000)	-
Increase in amount due to a stockholder	964,424	8,282
Repayment of related party loans	(51,654)	(1,552,308)
Net cash provided by financing activities	762,770	12,269,745

EFFECT OF EXCHANGE RATE ON CASH	(6,837)	(854,883)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,369,915	12,659,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,609,128	$12,734,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$2,482,717	$1,283,180

Interest expense	$-	$11,204

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 1.    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of March 31, 2009 and for the three months then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the rate of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) non-controlling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

As a result, the accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months then ended have been restated from the amounts previously reported. The information in the data below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION
	Three months ended March 31, 2009
	As previously reported	Adjustments	As restated
Cost of Sales:
Depreciation, depletion and amortization of oil properties	$2,624,254	$455,376	$3,079,630
Operating Expenses:
Selling, general and administrative expenses	572,583	106,292	678,875
Professional fees	72,016	26,740	98,756
Consulting fees	57,680	(60,274)	(2,594)
Impairment of oil properties	-	13,825,567	13,825,567
Other Income (Expense):
Amortization of deferred financing costs	(74,139)	(70,368)	(144,507)
Amortization of discount on debenture	(492,703)	(177,789)	(670,492)
Change in fair value of warrants	-	653,705	653,705
Loss on extinguishment of debt	-	(8,260,630)	(8,260,630)
Income tax expense	(1,419,819)	1,419,819	-
Net income (loss)	2,684,098	(20,788,964)	(18,104,866)
Non-controlling interests	(412,745)	1,286,113	(873,368)
Net income (loss) attributable to CNEH common stockholders	2,271,353	(19,502,851)	(17,231,498)
Foreign currency translation gain	71,045	(15,224)	55,821
Comprehensive income (loss)	2,342,398	(19,518,075)	(17,175,677)
Net income (loss) per share -- Basic	0.11	(0.94)	(0.83)
Net income (loss) per share -- Diluted	0.11	(0.94)	(0.83)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

BALANCE SHEET INFORMATION
	As of March 31, 2009
	As previously reported	Adjustments	As restated
Assets:
Oil properties, net	$67,671,268	$30,170,385	$37,500,883
Deferred financing costs, net	864,959	(864,959)	-
Deferred tax assets	-	4,719,562	4,719,562
Total Assets	95,485,927	(26,315,782)	69,170,145
Current Liabilities:
Current portion of secured debenture	3,917,726	2,807,274	6,725,000
Other payables and accrued liabilities	1,023,285	68,060	1,091,345
Total current liabilities	19,302,262	2,875,334	22,177,596
Long-term Liabilities:
Secured debenture, net of discount	4,296,391	3,078,609	7,375,000
Deferred tax liabilities	590,266	(590,266)	-
Warrants	-	6,897,094	6,897,094
Total long-term liabilities	18,938,566	9,385,437	28,324,003
Stockholders' Equity:
Additional paid-in capital	21,831,732	(8,242,683)	13,589,049
Deferred stock compensation	(1,046,250)	1,046,250	-
Retained earnings (deficit), unappropriated	26,807,432	(28,774,307)	(1,966,875)
Accumulated other comprehensive income	3,324,113	(182,589)	3,141,524
Total stockholders’ equity	52,310,810	(36,153,329)	16,157,481
Total liabilities and stockholders’ equity	95,485,927	(26,315,782)	69,170,145

STATEMENT OF CASH FLOWS INFORMATION
	Three months ended March 31, 2009
	As previously reported	Adjustments	As restated
Net income (loss)	$2,271,353	$(19,502,851)	$(17,231,498)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization of oil properties	2,624,254	455,376	3,079,630
Amortization of deferred financing costs	74,139	70,368	144,507
Amortization of discount on debenture	492,703	177,789	670,492
Amortization of stock option compensation	173,576	106,292	279,868
Change in fair value of warrants	-	(653,706)	(653,705)
Impairment of oil properties	-	13,825,567	13,825,567
Loss on extinguishment of debt	-	8,260,630	8,260,630
Warrants issued for services	48,680	(21,940)	26,740
Noncontrolling interests	412,745	(1,286,113)	(873,368)
Other payables and accrued liabilities	281,021	(11,594)	269,427
Deferred liabilities	(172,139)	(1,424,904)	(1,597,043)
Net cash provided by operating activities	5,790,716	(5,085)	5,785,631
Effect of exchange rate on cash	(11,922)	5,085	(6,837)

NOTE 2.   BASIS OF PRESENTATION

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

NOTE 3.  ORGANIZATION

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

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe and Yu Qiao are hereinafter referred to as (“the Company”).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statement of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,141,524 and $3,085,703 as of March 31, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at March 31, 2009,were translated at 6.8456 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the three months ended March 31, 2009 was 6.84659 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks the US.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits totaling $915,764 and $1,016,733, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Revenue Recognition

The Company records revenues from the sales of oil on a net basis when delivery to its sole customer (PetroChina) has occurred and title has transferred. This occurs when oil has been delivered to a PetroChina depot.

Pursuant to the Oil Leases entered into in 2002 and 2003 with PetroChina, each with twenty year-terms, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years.  The Company receives payment for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point in time).  The Company only records revenue for the production that the Company is entitled to.

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

Long-lived assets

Long-lived assets to be held and used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When the carrying amounts of long-lived assets exceed the fair value, which is generally based upon discounted future cash flows the Company records an impairment.  Impairment loss recognized for the 3 months ended March 31, 2009 was $13,825,567.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants issued in conjunction with the issuance of the secured debenture in February, 2008 are treated as liability instruments and will be marked to fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” (See Note 8, Registration Payment Arrangements, below).

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$6,897,094
Total	$-	$-	$6,897,094

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 5 for further information.

The carrying values of cash and cash equivalents, trade receivables, non-current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of its non-current trade payables and the secured debenture at March 31, 2009 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 5, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of March 31, 2009, the Company did not have any investment in unproved oil properties.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to the differences in the book and tax basis of oil properties.  Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.  Due to the significant decline in oil prices during the fourth quarter of 2008 and the continued decline in prices for the first quarter of 2009, the net capitalized costs of our oil properties exceeded the sum of the components noted above by $13,184,103 on December 31, 2008 and by $13,825,567 on March 31, 2009, and therefore the Company has recognized impairment charges and corresponding reductions in the carrying value of those net capitalized costs of $13,184,103 and $13,825,567, as of December 31, 2008 and March 31, 2009, respectively.  For additional details regarding net carrying value of oil properties and the calculations used to derive the value of the impairment, please see Note 12, “Oil Properties.” below.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of March 31, 2009, the Company’s deferred tax assets amounted to $4,719,562.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of March 31, 2009 the Company had a net VAT Payable liability balance of $469,905, compared with a net VAT Recoverable asset balance of $311,240 as of December 31, 2008.

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

NOTE 5.   SECURED DEBENTURE

The following is a summary of secured debenture at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)

8% Secured Debenture, at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$14,100,000	$7,375,765

Less: current maturities	(6,725,000)	(2,625,000)
Long-term portion	$7,375,000	$4,750,765

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company  agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default.  Pursuant to the Purchase Agreement, the exercise price of the Series B and C Common Stock Purchase Warrants issued on February 28, 2008 (the “B Warrants” and “C Warrants”) for the purchase of 3,600,000 shares of common stock of the Company, have been reset to $2.35 per share.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

On March 5, 2009, the Company and the Investor entered into Agreement No.1 to 8% Secured Debenture (the "Amendment" or the “restructuring”) which amended the Debenture issued to the Investor on February 28, 2008 for the principal amount of $15,000,000. Pursuant to the Amendment, the Investor agreed to extend the Company's requirement to effect a listing of its common stock on either the NYSE Alternext US LLC or NASDAQ until August 30, 2010, and the Company issued four-year warrants to the Investor to purchase up to (i) 250,000 shares of common stock at an exercise price of $2 per share and (ii) 250,000 shares of common stock at an exercise price of $2.35 per share. Also pursuant to the Amendment, the parties have agreed to amend the monthly principal repayment schedule of the Debenture.  The net present value of cash flows projected to be paid by the Company to the Investor as a result of this Amendment exceed the net present value of cash flows projected to be paid by the Company to the Investor pursuant to the previously existing repayment schedule by greater than 10%.  Therefore, the Company has accounted for this Amendment as an extinguishment and reissue of debt.  Accordingly, the Company has recognized a loss on extinguishment of debt, effective March 5, 2009, of $8,260,630, which is comprised of the remaining unamortized discount on the secured debenture prior to the Amendment date, plus the unamortized deferred financing fees on the secured debenture prior to the Amendment date, plus the fair value of the warrants issued to the Investor in conjunction with the Amendment.

As the restructuring is presumed to have the effect of reflecting fair market terms and conditions for the Amended secured debenture, the carrying value of the debenture is the remaining principal balance of the debenture and no discount is recognized.  Changes in the fair value of the warrants will be recognized as gain or loss in the period incurred.

Interest expense and discount amortized on the debenture for the three months ended March 31, 2009 were $280,000 and $670,492 respectively.

NOTE 6.  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
	(Restated)	(Restated)
Numerator:
Net (loss) income attributable to CNEH common stockholders
used in computing basis net (loss) income per share	$(17,231)	$1,005
Net (loss) income attributable to CNEH common stockholders
used in computing diluted net (loss) income per share	$(17,231)	$1,005

Denominator:
Shares used in the computation of basic net (loss) income per share
(weighted average common stock outstanding)	20,784	19,224
Dilutive potential common stock:
Options and warrants	-	1,314
Shares used in the computation of diluted net (loss) income per share	20,784	20,538
Basic net (loss) income per share	$(0.83)	$0.05
Diluted net (loss) income per share	$(0.83)	$0.05

For the three months ended March 31, 2009, options and warrants to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

NOTE 8.  REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009 modification of the terms of the Company’s secured debenture issued on February 28, 2008 (see Note 5, Secured Debenture, above) and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which cover stock to be issued underlying warrants associated with both the modification and the issuance of the second debenture. These Registration Rights Agreements provide for financial penalties in certain circumstances, including (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceased to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals to 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

The Company analyzes these Registration Rights Agreements to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” The Company evaluates the potential likelihood of incurring these financial penalties, and the magnitude of the associated costs, on a probabilistic basis, as required under EITF 00-19-2. For the reporting period ended June 30, 2009, the Company estimates that no financial penalties are likely to be incurred as a result of any of its Registration Rights Agreements, and therefore no expense has been accrued for anticipated future registration payments.

NOTE 9.  STOCK-BASED COMPENSATION

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

As of March 31, 2009, 410,000 stock options with a fair value of approximately $1,816,267 were issued to staff, of which the Company recognized $279,868 as staff compensation expenses included in selling, general and administrative expenses for the three months ended March 31, 2009.

As of March 31, 2009, the total compensation cost related to stock options not yet recognized was $992,945 and this will be recognized over the next year.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2008	-	-
Granted	410,000	$4.43
Forfeited	-	-
Exercised	-	-
Balance, March 31, 2009	410,000	$4.43

The following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	60,000	9.17 years	$4.05	60,000	$4.05
$4.50	310,000	9.29 years	$4.50	155,000	$4.50
$4.50	40,000	9.29 years	$4.50	30,000	$4.50

Stock Grants

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years.  The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000.  The Company recognized expense of $202,500 during the three months ended March 31, 2009.

NOTE 10.  STOCKHOLDERS’ EQUITY

(A)      Issuance of warrants

On February 28, 2008, the Company issued three tranches of warrants in conjunction with the issuance of a secured debenture as discussed in Note 5.  In addition, the Company issued an additional three tranches of warrants to investment consultants in conjunction with the issuance of the secured debenture.  On March 5, 2009, the Company issued two tranches of warrants in conjunction with the Amendment to the secured debenture as discussed in Note 5.  The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company treats these warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expire. The fair values were $12,014,990 at issuance and $6,897,094 at March 31, 2009. For the three months ended March 31, 2009, the Company recorded gains of $653,705 in changes in the fair value of the warrants in earnings.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2009
(UNAUDITED)

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:
	March 31, 2009	February 28, 2008
Market price and estimated fair value of common stock:	$1.52	$2.14
Exercise price:	$0.01 - $2.35	$0.01 - $3.45
Remaining contractual life (years):	3.92	5
Dividend yield:	–	–
Expected volatility:	268%	316%
Risk-free interest rate:	1.15%	2.73%

Also on February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjunction with a two year service agreement.  The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term.  For the three months ended March 31, 2009, the Company recognized $26,740 of expense associated with these warrants.

(B)      Stock issuances

On August 26, 2008, Class A warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.01 per share were exercised.

NOTE 11  RELATED PARTY TRANSACTIONS

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

NOTE 12.  OIL PROPERTIES

As of March 31, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil prices of $40.64 per barrel, by $13,825,567. Therefore, impairment expense related to our oil and gas properties of $13,825,567 was recorded during the three months ended March 31, 2009. For the year ended December 31, 2008 we recognized impairment to the value of our oil properties of $13,184,103.

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

Acquisition of Yu Qiao

The Company acquired a beneficial interest in 100% of the equity interest in Yu Qiao from Yu Qiao’s shareholders, Ms. Ju (70%), Meng Xiangyun (20%) and Wang Bingwu (10%) on January 26, 2007. In order to comply with PRC laws, which restrict ownership of oil and gas companies by foreign entities, following the acquisition, Meng Xiangyun and Wang Pingwu held 20% and 10% of the equity interest, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical.

On March 17, 2008, the trust agreement with Meng Xiangyun was cancelled and the 20% equity interest in Yu Qiao held in trust by Meng Xiangyun was transferred to Song Yuan Technical. As a result of the termination of the trust agreement and the transfer, Song Yuan Technical became the direct owner of the 20% equity interest in Yu Qiao held in trust by Meng Xiangyun.

On April 18, 2008, the 10% equity interest in Yu Qiao held by Wang Pingwu in trust was transferred to the Company’s President and Chairman, Wang Hongjun to hold in trust for the benefit of Song Yuan Technical.

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

PetroChina pays the Company monthly in arrears, on approximately the 15th day after the end of each month.  The amount paid to the Company in the first two months of each calendar quarter is decreased by the amount of oil surcharge tax the Company will owe to the PRC government at the end of that calendar quarter.  PetroChina holds those amounts back from the Company until the end of each calendar quarter, and then pays those amounts to the Company with the balance due for oil deliveries in the final month of the quarter.  For this reason, the Accounts Receivable balance at the end of each quarter is larger than the prior month’s oil sales revenue, because it includes the oil surcharge tax amounts the Company owes for the first two months of the quarter. As of March 31, 2009, the Company’s Accounts Receivable balance totaled $4,068,879, which is all due to the Company from PetroChina, and includes amounts related to the following items:

March Oil Sales, net of oil surcharge:	$8,861,431
Quarterly total oil surcharge:	$37,792

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

Our oil development and acquisition activities require substantial and continuing capital expenditures.  Historically, the sources of financing to fund our capital expenditures have included:

·	Cash flow from operations;
·	Sales of equity securities;
·	Loans from shareholders and third parties; and
·	Extension of credit from our suppliers, including particularly our suppliers of well drilling and completion services.

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

	Three months ended March 31,
	2009	2008
Oil Output (Bbl)	222,091	114,862
Avg. Sale Price ($/bbl)	$40.04	$94.27

Operating Revenue	$8,899,223	$10,823,974

Cost of Sales
Production Costs	514,400	712,305
Depreciation	3,079,630	1,874,692
Amortization	2,979	2,842
Oil Surcharge	37,792	2,211,320

Gross Profit	$5,264,422	$6,022,815

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

Cost of sales.  Cost of sales decreased by 24%, from $4,801,159 for the three months ended March 31, 2008 to $3,634,801 for the three months ended March 31, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the Current Quarter, the Company paid an oil surcharge of $37,792 to the PRC government as compared to $2,211,320 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter. The significant decrease in the oil surcharge paid to the government was partially offset by an increase in depreciation of oil and gas properties.  Depreciation increased from $1,874,692 in the Comparable Quarter to $3,079,630 in the Current Quarter, an increase of 64%. The increase in the depreciation of oil and gas properties was mainly attributable to the increase in proven oil reserves as of December 31, 2008, the higher volumes of oil produced and the increased depreciable production equipment base during the first quarter of 2009.

Operating Expenses. Operating expenses totaled $14,669,419 for the Current Quarter, compared to $553,665 for the Comparable Quarter, an increase of 2,550%.  This increase is primarily a result of ceiling test impairment write down of $13,825,567, due to a significant decline of the oil price in the first quarter 2009 compared to the previous quarters. Also an increase of approximately $420,000 in selling, general and administrative costs, an increase of approximately $50,000 in amortization of deferred financing costs and approximately $330,000 in amortization of the discount on debenture from the Lotusbox secured debenture financing transaction consummated in late February 2008.  Selling, general and administrative costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008.  Amortization of the discount on the debenture was recognized for only one month of the Comparable Quarter, versus the full three months of the Current Quarter, which accounts for the increase.

Other Income (Expense).  Other expenses increased from $2,596,817 for the Comparable Quarter to $8,699,869 for the Current Quarter. This increase is primarily the result of the increase non-cash expenses of $8,260,630 associated with extinguishment of original Lotusbox debt and warrants restructure. Additionally the amortization of discount on debenture also increased from $371,246 for the Comparable Quarter to $670,492 for the Current Quarter. Also an increases in interest expense which increased from $119,697 in the Comparable Quarter to $280,000 in the Current Quarter.

Net Income.  Net income decreased by 1,814%, from $1,005,344 for the three months ended March 31, 2008 to ($17,231,498) for the three months ended March 31, 2009, primarily as results of the decrease in average selling price and significant increased non-cash expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of March 31, 2009, the Company had cash and cash equivalents of $19,609,128, other current assets of $4,816,323 and current liabilities of $22,177,596.  For the three months ended March 31, 2009, our primary sources of liquidity were $5,785,631 provided by operating activities and $762,770 in cash provided by financing activities.  This cash balance of $19,609,128 represents an increase of $6,369,915 over our cash balance as of December 31, 2008 and an increase of $6,874,783 over our cash balance as of March 31, 2008.

Net cash provided by operating activities was $5,785,631 for the Current Quarter compared to net cash provided by operating activities of $2,379,379 for the Comparable Quarter. The increase in net cash provided by operating activities was the result of a number of significant changes in our operating accounts.  Cash from operating activities decreased due to a reduction in net income and higher cash payments of income and other taxes.  However, this was more than offset by increased operating cash flows resulting from an increase in the non-cash benefit arising from Depreciation of oil and gas properties in the Current Quarter, and from a slight increase in the level of our accounts payable during the Current Quarter compared to a large reduction in accounts payable in the Comparable Quarter.

Net cash used in investing activities was $171,649 for the three months ended March 31, 2009 compared to $1,134,534 for the same period in 2008. This decrease is primarily due to the significant decrease in purchase of oil properties of $734,940 during the three months ended March 31, 2009.

Net cash provided by financing activities was $762,770 for the three months ended March 31, 2009 compared to $12,269,745 for the same period in 2008, which was primarily a result of the financing by Lotusbox Investments Limited, which was completed in the first quarter of 2008.

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

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended quarterly financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of March 31, 2009 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of March 31, 2009, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to September 30, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, the ceiling test write-down of oil properties accounts, and accounting for the effect of a restructuring of a liability.

Because of this material weakness, management has concluded that, as of March 31, 2009, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009 has not been audited by Baker Tilly Hong Kong Limited (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company’s amended and restated Annual Report on Form 10-K/A filed with the SEC on April ___, 2010.

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
Jingfu Li
Acting CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)