Form 10-Q/A
period 2009-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-01
CIK 787251

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

EXLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended June 30, 2009, originally filed on August 14, 2009 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interest; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is a part of the disclosure included in Item 2 of this amended and restated Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,675,024	$13,239,213
Accounts receivable, net	5,083,803	4,230,080
Prepaid expenses and other current assets	510,008	781,121
Value added tax recoverable	-	311,240
Total Current Assets	28,268,835	18,561,654

PROPERTY AND EQUIPMENT
Oil properties, net	36,763,532	54,326,410
Fixed assets, net	1,705,301	1,684,377
Oil properties under construction	-	714,629
Total Property and Equipment	38,468,833	56,725,416

LAND USE RIGHTS, NET	30,288	36,198
DEFERRED FINANCING COSTS, NET	-	1,481,557
DEFERRED TAX ASSETS	6,617,317	3,122,519

TOTAL ASSETS	$73,385,273	$79,927,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,098,584	$10,985,894
Current portion of secured debenture	5,105,000	2,625,000
Other payables and accrued liabilities	880,945	821,918
Due to related parties	14,610	66,262
Income tax and other taxes payable	3,264,378	3,710,870
Due to a stockholder	2,998,932	738
Total Current Liabilities	24,362,449	18,210,682

LONG-TERM LIABILITIES
Accounts payable	9,295,090	13,944,903
Secured debenture, net of discount	7,375,000	4,750,765
Warrants	19,628,844	6,830,962
Total Long-term Liabilities	36,298,934	25,526,630

TOTAL LIABILITIES	60,661,383	43,737,312

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
20,904,080 shares issued and outstanding as of
June 30, 2009; 20,784,080 shares issued and
outstanding as of December 31, 2008)	20,904	20,784

Additional paid-in capital	14,225,707	13,067,693
Retained earnings (deficit)
Unappropriated	(9,266,496)	15,264,623
Appropriated	1,372,999	1,372,999
Accumulated other comprehensive income	3,148,138	3,085,703
Total NEP Stockholders' Equity	9,501,252	32,811,802

Noncontrolling interests	3,222,638	3,378,230
TOTAL EQUITY	12,723,890	36,190,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,385,273	$79,927,344

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited and Restated)

NET SALES	$11,351,405	$14,167,538	$20,250,628	$24,991,512

COST OF SALES
Production costs	1,152,199	782,972	1,666,599	1,495,277
Depreciation, depletion and amortization of oil properties	2,235,413	2,506,302	5,315,043	4,380,994
Amortization of land use rights	2,982	2,926	5,961	5,768
Government oil surcharge	580,375	3,173,380	618,167	5,384,700
Total Cost of Sales	3,970,969	6,465,580	7,605,770	11,266,739

GROSS PROFIT	7,380,436	7,701,958	12,644,858	13,724,773

OPERATING EXPENSES
Selling, general and administrative expenses	718,272	296,067	1,397,147	553,661
Professional fees	74,159	66,558	172,915	132,983
Consulting fees	72,589	225,393	69,995	402,807
Depreciation of fixed assets	70,986	58,253	139,801	110,485
Impairment of oil properties	6,789	-	13,832,356	-
Total Operating Expenses	942,795	646,271	15,612,214	1,199,936

INCOME (LOSS) FROM OPERATIONS	6,437,641	7,055,687	(2,967,356)	12,524,837

OTHER INCOME (EXPENSE)
Other income	-	65,842	-	65,842
Other expense	(1,008)	(103,290)	(1,801)	(105,601)
Interest expense	(260,664)	(305,347)	(540,664)	(425,044)
Amortization of deferred financing costs	-	(220,639)	(144,507)	(300,651)
Amortization of discount on debenture	-	(1,023,738)	(670,492)	(1,394,984)
Imputed interest expense	(37,669)	(5,845)	(49,917)	(32,741)
Interest income	4,668	25,924	19,764	29,966
Change in fair value of warrants	(12,731,750)	(15,044,528)	(12,078,045)	(17,045,225)
Loss on extinguishment of debt	-	-	(8,260,630)	-
Total Other Expense, net	(13,026,423)	(16,611,621)	(21,726,292)	(19,208,438)

NET LOSS BEFORE INCOME TAXES	(6,588,782)	(9,555,934)	(24,693,648)	(6,683,601)
Income tax expense	-	(1,865,268)	-	(3,304,537)
NET LOSS	(6,588,782)	(11,421,202)	(24,693,648)	(9,988,138)
Less: net (income) loss attributable to noncontrolling interests	(710,839)	(548,373)	162,529	(976,093)
NET LOSS ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	(7,299,621)	(11,969,575)	(24,531,119)	(10,964,231)

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	7,348	930,422	69,372	1,867,981
Less: foreign currency translation gain attributable to noncontrolling interests	(734)	(93,042)	(6,937)	(186,798)
Foreign currency translation gain attributable to NEP common stockholders	6,614	837,380	62,435	1,681,183

COMPREHENSIVE LOSS ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	$(7,293,007)	$(11,132,195)	$(24,468,684)	$(9,283,048)

Net loss per share
- basic	$(0.35)	$(0.62)	$(1.18)	$(0.57)
- diluted	$(0.35)	$(0.62)	$(1.18)	$(0.57)

Weighted average number of shares outstanding during the period
- basic	20,855,289	19,224,080	20,819,881	19,224,080
- diluted	20,855,289	19,224,080	20,819,881	19,224,080

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For Six months ended June 30,
	2009	2008
	(Unaudited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,693,648)	$(9,988,138)
Adjusted to reconcile net loss to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	5,315,043	4,380,994
Depreciation of fixed assets	139,801	110,485
Amortization of land use rights	5,961	5,768
Amortization of deferred financing costs	144,507	300,651
Amortization of discount on debenture	670,492	1,394,984
Loss on extinguishment of debt	8,260,630	-
Amortization of stock option compensation	554,194	20,240
Change in fair value of warrants	12,078,045	17,045,225
Impairment of oil properties	13,832,356	-
Warrants issued for services	147,823	35,653
Stocks issued for services	-	27,125
Stock-based compensation for service	405,000	-
Imputed interest expense	49,917	32,741
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(853,723)	(3,362,131)
Prepaid expenses and other current assets	271,113	(2,099,397)
Value added tax recoverable	311,240	111,227
Increase (decrease) in:
Accounts payable	(3,537,123)	(9,735,812)
Other payables and accrued liabilities	59,027	139,683
Income tax and other taxes payable	(446,492)	2,687,453
Deferred tax assets	(3,494,798)	(247,727)
Net cash provided by operating activities	9,219,365	859,024

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil properties	(790,110)	(8,338,953)
Purchase of fixed assets	(158,416)	(596,055)
Additions to oil properties under construction	-	(563,024)
Net cash used in investing activities	(948,526)	(9,498,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(1,186,229)
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(1,770,000)	-
Proceeds from exercise of stock warrants	1,200	-
Increase in amount due to a stockholder	2,998,194	265,076
Decrease in amounts due to related parties	(51,652)	(1,715,330)
Net cash provided by financing activities	1,177,742	12,363,517

EFFECT OF EXCHANGE RATE ON CASH	(12,770)	(1,371,559)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,435,811	2,352,950

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,675,024	$2,427,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$4,077,609	$2,851,704

Interest expense	$280,839	$425,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
During 2008, the Company issued warrants in connection with the secured debenture to the investor and an investment consultant valued at $10,268,321 and $1,026,832, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of June 30, 2009 and for the three and six months then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the rate of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

As a result, the accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS) INFORMATION

	Three months ended June 30, 2009			Six months ended June 30, 2009
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of Sales:
Depletion, depreciation and amortization of oil properties	$2,833,995	$598,582	$2,235,413	$5,458,249	$(143,206)	$5,315,043
Operating Expenses:
Selling, general and administrative expenses	610,754	(107,518)	718,272	1,183,337	213,810	1,397,147
Professional fees	153,032	(78,873)	74,159	225,048	(52,133)	172,915
Consulting fees	98,615	(26,026)	72,589	156,295	(86,300)	69,995
Impairment of oil properties	-	6,789	6,789	-	13,832,356	13,832,356
Other Income (Expense):
Amortization of deferred financing costs	(74,140)	74,140	-	(148,279)	3,772	(144,507)
Amortization of discount on debenture	(509,355)	509,355	-	(1,002,058)	331,566	(670,492)
Change in fair value of warrants	-	12,731,750	(12,731,750)	-	(12,078,045)	(12,078,045)
Loss on extinguishment of debt	-	-	-	-	(8,260,630)	(8,260,630)
Net income (loss)	3,302,451	(9,891,233)	(6,588,782)	5,986,549	(15,974,687)	(9,988,138)
Income tax expense	(1,667,848)	1,667,848	-	(3,087,667)	3,087,667	-
Noncontrolling interests	(484,874)	225,965	(710,839)	(897,619)	1,060,148	162,529
Net income (loss) attributable to NEP common stockholders	2,817,577	(10,117,198)	(7,299,621)	5,088,930	(29,620,029)	(24,531,119)
Foreign currency translation gain attributable to NEP common stockholders	4,010	2,604	(6,614)	75,055	(12,620)	62,435
Comprehensive income (loss)	4,456	(2,892)	7,348	5,163,985	(29,632,669)	(24,468,684)
Net income (loss) per share -- Basic	0.14	0.49	(0.35)	0.24	(1.42)	(1.18)
Net income (loss) per share -- Diluted	0.13	0.48	(0.35)	0.24	(1.42)	(1.18)

BALANCE SHEET INFORMATION

	As of June 30, 2009
	As previously reported	Adjustments	As restated
Assets:
Oil properties, net	$66,338,774	$(29,575,242)	$36,763,532
Deferred financing costs, net	790,819	(790,819)	-
Deferred tax asssets	-	6,617,317	6,617,317
Total Assets	97,134,017	(23,748,744)	73,385,273
Current Liabilities:
Current portion of secured debenture, net	2,864,844	2,240,156	5,105,000
Total current liabilities	22,122,293	2,240,156	24,362,449
Long-term Liabilities:
Secured debenture, net of discount	4,138,732	3,236,238	7,375,000
Deferred tax liabilities	359,901	(359,901)	-
Warrants	-	19,628,844	19,628,844
Total long-term liabilities	13,793,723	22,505,211	36,298,934
Stockholders' Equity:
Additional paid-in capital	22,295,107	(8,069,400)	14,225,707
Deferred stock compensation	(843,750)	843,750	-
Retained earnings (deficit), unappropriated	29,625,009	(38,891,505)	(9,266,496)
Accumulated other comprehensive income	3,328,123	(179,985)	3,148,138
Total stockholders’ equity	55,798,392	(46,297,140)	9,501,252
Total liabilities and stockholders’ equity	97,134,017	(23,748,744)	73,385,273

STATEMENT OF CASH FLOWS INFORMATION

	Six months ended June 30, 2009
	As previously reported	Adjustments	As restated
Net income (loss)	$5,088,930	$(29,620,049)	$(24,531,119)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization of oil properties	5,458,249	(143,206)	5,315,043
Amortization of deferred financing costs	148,279	(3,772)	144,507
Amortization of discount on debenture	1,002,058	(331,566)	670,492
Amortization of stock option compensation	340,384	213,810	554,194
Change in fair value of warrants	-	12,078,045	12,078,045
Impairment of oil properties	-	13,832,356	13,832,356
Loss on extinguishment of debt	-	8,260,630	8,260,630
Warrants issued for services	206,602	(58,779)	147,823
Noncontrolling interest	897,619	(1,060,148)	(162,529)
Other payables and accrued liabilities	138,681	(79,654)	59,027
Deferred tax liabilities	(402,504)	(3,095,294)	(3,494,798)
Net cash provided by operating activities	9,223,992	(4,627)	9,219,365
Effect of exchange rate on cash	(17,397)	4,627	(12,770)

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

NOTE 3   ORGANIZATION (CONTINUED)

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

Accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,148,138 and $3,085,703 as of June 30, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.8448 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the six months ended June 30, 2009 was 6.84323 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks the US.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits totaling $975,888 and $1,016,733 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Pursuant to the Oil Lease entered into in 2002 and 2003 with PetroChina, each with twenty year terms, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years .  The Company receives payment for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point in time).  The Company only records revenue for the production that the Company is entitled to.

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

Long-lived assets

Long-lived assets to be held and used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When the carrying amounts of long-lived assets exceed the fair value, which is generally based upon discounted future cash flows the Company records an impairment.  Impairment loss recognized for the three and six months ended June 30, 2009 were $6,789 and $13,832,356, respectively.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants issued in conjunction with the issuance of the secured debenture in February, 2008 are treated as liability instruments and will be marked to fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (See Note 8, Registration Payment Arrrangements, below).

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$19,628,844
Total	$-	$-	$19,628,844

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 5 for further information.

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current trade payables and the secured debenture at June 30, 2009 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 5, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of June 30, 2009,  the Company did not have any investment in unproved oil properties.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to the differences in the book and tax basis of oil properties.  Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.  Due to the significant decline in oil prices during the fourth quarter of 2008 and the continued decline in prices for the first quarter of 2009, the net capitalized costs of our oil properties exceeded the sum of the components noted above by $13,184,103 on December 31, 2008 and by $13,832,356 on June 30, 2009, and therefore the Company has recognized impairment charges and corresponding reductions in the carrying value of those net capitalized costs of $13,184,103  and $13,832,356, as of December 31, 2008 and June 30, 2009, respectively.  For additional details regarding net carrying value of oil properties and the calculations used to derive the value of the impairment, please see Note 12, “Oil Properties.” below.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of June 30, 2009, the Company’s deferred tax assets amounted to $6,617,317.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of June 30, 2009 the Company had a net VAT Payable liability balance of $698,193, compared with a net VAT Recoverable asset balance of $311,240 as of December 31, 2008.

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

NOTE 5    SECURED DEBENTURE

The following is a summary of secured debenture at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)

8% Secured Debenture at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$12,480,000	$7,375,765

Less: current maturities	(5,105,000))	(2,625,000))
Long-term portion	$7,375,000	$4,750,765

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share ("Class C Warrants"), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default. Pursuant to the Purchase Agreement, the exercise price of Series B and C Common Stock Purchase Warrant issued on February 28, 2008 (the “B Warrants” and “C Warrants”) for the purchase of 3,600,000 shares of common stock of the Company, have been reset to $2.35 per share.

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

NOTE 6    NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Six months ended June 30,
	2009	2008
	(Restated)	(Restated)
Numerator:
Net loss attributable to NEP common stockholders
used in computing basis net loss per share	$(24,531)	$(10,964)
Net loss attributable to NEP common stockholders
used in computing diluted net loss per share	$(24,531)	$(10,964)

Denominator:
Shares used in the computation of basic net loss per share
(weighted average common stock outstanding)	20,820	19,224
Dilutive potential common stock:
Options and warrants	-	-
Shares used in the computation of diluted net loss per share	20,820	19,224
Basic net loss per share	$(1.18)	$(0.57)
Diluted net loss per share	$(1.18)	$(0.57)

For the six months ended June 30, 2009, options and warrants to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

	Three months ended June 30,
	2009	2008
	(Restated)	(Restated)
Numerator:
Net loss attributable to NEP common stockholders
used in computing basis net loss per share	$(7,300)	$(11,970)
Net loss attributable to NEP common stockholders
used in computing diluted net loss per share	$(7,300)	$(11,970)

Denominator:
Shares used in computation of basic net loss per share
(weighted average common stock outstanding)	20,855	19,224
Dilutive potential common stock:
Options and warrants	-	-
Shares used in computation of diluted net loss per share	20,855	19,224
Basic net loss per share	$(0.35)	$(0.62)
Diluted net loss per share	$(0.35)	$(0.62)

For the three months ended June 30, 2009, options and warrants to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

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

NOTE 8    REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009 modification of the terms of the Company’s secured debenture issued on February 28, 2008 (see Note 5, Secured Debenture, above) and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which cover stock to be issued underlying warrants associated with both the modification and the issuance of the secured debenture.  These Registration Rights Agreements provide for financial penalties in certain circumstances, including (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals to 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

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

NOTE 9    STOCK-BASED COMPENSATION

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	292% to 316%	0%	2.43% to 3.42%	$2.94 to $4.50

-  Dividend Yield: The expected dividend yield is zero.  The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-  Risk Free Rate: Risk-free interest rate of 2.43% to 3.42% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

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

As of June 30, 2009, 470,000 stock options with a fair value of approximately $1,992,598 were issued to staff, of which the Company recognized $554,194 as staff compensation expenses included in selling, general and administrative expenses for the six months ended June 30, 2009.

As of June 30, 2009, the total compensation cost related to stock options not yet recognized was $894,950 and  will be recognized over the next  year.

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

Stock Grants

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $405,000 during the six months ended June 30, 2009.

NOTE 10    STOCKHOLDERS’ EQUITY

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

The Company treats these warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in profit or loss until such time as the warrants are exercised or expire. The fair values were $12,014,990 at issuance and $19,628,844 at June 30, 2009. For the three and six months ended June 30, 2009, the Company recorded loss of $12,731,750 and $12,078,045, respectively, in changes in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2009	February 28, 2008
Market price and estimated fair value of common stock:	$4.44	$2.14
Exercise price:	$2.00 - $2.35	$0.01 - $3.45
Remaining contractual life (years):	3.67	5
Dividend yield:	-	-
Expected volatility:	261%	316%
Risk-free interest rate:	1.4%	2.73%

On February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common stock to a professional service provider in conjunction with a two year service agreement. The company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term. For the three and six months ended June 30, 2009, the company recognized $26,740 and $53,480, respectively, of expense associated with these warrants.

On April 29, 2009, the Company issued warrants to purchase 50,000 shares of Common Stock to a consultant in conjunction with a one year investor relations consulting services. The company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants of $94,343 as consulting fee. For the three and six months ended June 30, 2009, the Company recognized $14,689 and $14,689, respectively, as consulting fee and applied the balance of $79,654 against accrued liabilities.

(B) Stock issuances

On August 26, 2008, Class A Warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.01 per share were exercised.

On May 8, 2009, the Company issued 120,000 shares of common stock to a consultant who exercised the Class A Warrants at the exercise price of $0.01 per share.

NOTE 11    RELATED PARTY TRANSACTIONS

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

d)   The Company paid a stockholder $nil and $3,507 for leased office spaces for the three and six months ended June 30, 2009 respectively.

NOTE 12  OIL PROPERTIES

As of June 30, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil prices of $40.64 per barrel, by $13,832,356. Therefore, impairment expense related to our oil and gas properties of $13,832,356 was recorded during the six months ended June  30, 2009. For the year ended December 31, 2008, we recognized impairment to the value of our oil properties of $13,184,103.

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

The following chart illustrates our company’s organizational structure:

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

PetroChina pays the Company monthly in arrears, on approximately the 15th day after the end of each month.  The amount paid to the Company in the first two months of each calendar quarter is decreased by the amount of oil surcharge tax the Company will owe to the PRC government at the end of that calendar quarter.  PetroChina holds those amounts back from the Company until the end of each calendar quarter, and then pays those amounts to the Company with the balance due for oil deliveries in the final month of the quarter.  For this reason, the Accounts Receivable balance at the end of each quarter is larger than the prior month’s oil sales revenue, because it includes the oil surcharge tax amounts the Company owes for the first two months of the quarter.  As of June 30, 2009, the Company’s Accounts Receivable balance totaled $5,083,803, which is all due to the Company from PetroChina, and includes amounts related to the following items:

June Oil Sales, net of oil surcharge:	$ 6,114,279
Quarterly total oil surcharge:	$ 4,480,955

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

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Oil Output (Bbl)	225,043	135,194	447,134	250,056
Avg. Sale Price ($/bbl)	$50.27	$105.08	$45.16	$99.59

Net sales	$11,351,405	$14,167,538	$20,250,628	$24,991,512

Cost of sales
Production costs	$1,152,199	$782,972	$1,666,599	$1,495,277
Depreciation of oil properties	$2,235,413	$2,506,302	$5,315,043	$4,380,994
Amortization of land use rights	$2,982	$2,926	$5,961	$5,768
Government oil surcharge	$580,375	$3,173,380	$618,167	$5,384,700

Gross Profit	$7,380,436	$7,701,958	$12,644,858	$13,724,773

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

Cost of sales.  Cost of sales decreased by 39%, from $6,465,580 for the three months ended June 30, 2008 to $3,970,969 for the three months ended June 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the Current Quarter, the Company paid an oil surcharge of $580,375 to the PRC government as compared to $3,173,380 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $942,795 for the Current Quarter, compared to $646,271 for the Comparable Quarter, an increase of 46%.  This increase is primarily a result of an increase of approximately $422,205 in selling, general and administrative costs (“SG&A”).  SG&A costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008, as well as an increase in professional fees from $66,558 in the Comparable Quarter to $74,159 in the Current Quarter as a result of recent business development activities.

Other Income (Expense).  Other expenses decreased from $16,611,621 for the Comparable Quarter to $13,026,423 for the Current Quarter. This decrease is primarily the result of decrease in change in fair value of warrants which decreased from $15,044,528 in the Comparable Quarter to $12,731,750 in the current quarter.

Net Loss.  Net loss decreased by 39%, from $11,969,575 for the Comparable Quarter to $7,299,621 for the Current Quarter, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

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

Cost of sales.  Cost of sales decreased by 32%, from $11,266,739 for the six months ended June 30, 2008 to $7,605,770 for the six months ended June 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the six months ended June 30, 2009, the Company paid an oil surcharge of $618,167 to the PRC government as compared to $5,384,700 paid for the same period in 2008. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $15,612,214 for the six months ended June 30, 2009, compared to $1,199,936 for the six months ended June 30, 2008, an increase of 1,201%. This increase is primarily a result of ceiling test impairment write down of $13,832,356, due to a significant decline of the oil price in the first quarter 2009 compared to the same period in 2008. Also an increase of approximately $843,486 in selling, general and administrative costs.  SG&A costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees in the second and third quarters of 2008.

Other Income (Expense). Net expenses increased by 13% from $19,208,438 for the six months ended June 30, 2008 to $21,726,292 for the same period ended June 30, 2009. The increase was primarily because we recognized a loss of $8,260,630 on the extinguishment of the debt for the six months ended June 30, 2009 as a result of the restructuring of the debt.

Net Loss.  Net loss increased by 124% from $10,964,231 for the six months ended June 30, 2008 to $24,531,119 for the six months ended June 30, 2009, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources consist primarily of cash flows from our oil producing properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of June 30, 2009, the Company had cash and cash equivalents of $22,675,024, other current assets of $5,593,811 and current liabilities of $24,362,449.  For the six months ended June 30, 2009, our primary sources of liquidity were $9,219,365 provided by operating activities and $1,177,742 in cash provided by financing activities.  This cash balance of $22,675,024 represents an increase of $3,065,896 over our cash balance as of March 31, 2009 and an increase of $9,435,811 over our cash balance as of December 31, 2008.

Net cash provided by operating activities was $9,219,365 for the six months ended June 30, 2009 compared to net cash provided by operating activities of $859,024 for the same period in 2008. The increase in net cash provided by operating activities was the result of a number of significant changes in our operating accounts. The increase of $8.4 million in net cash provided by operating activities was primarily because we were able to collected approximately $2.5 million more in accounts receivable and also managed to pay $6.2 million less in our accounts payable during the six months ended June 30, 2009 as compared to the same period in 2008.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this amended and restated Quarterly Report on Form 10-Q/A (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended quarterly financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of June 30, 2009 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of June 30, 2009, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to September 30, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, the ceiling test write-down of oil properties accounts, and accounting for the effect of a restructuring of a liability.

Because of this material weakness, management has concluded that, as of June 30, 2009, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 has not been audited by Baker Tilly Hong Kong Limited (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company’s amended and restated Annual Report on Form 10-K/A filed with the SEC on April  , 2010.

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
Jingfu Li
Acting CEO
(Principal Executive Officer and Principal Financial Officer)