Form 10-Q/A
period 2009-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-01
CIK 787251

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

EXLANATORY NOTE

This Amendment on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended September 30, 2009, originally filed on November 16, 2009 (the “Original Filing”), of China North East Petroleum Holdings Limited. (the “Company”). The purpose of this amendment is to revise certain non-cash items in Part I, Item Financial Statements: (i) reclassify warrants issued in conjunction with a secured debenture issued on February 28, 2008, in accordance with FASB’s Emerging Issues Task force 00-19 as liability instruments rather than equity instruments; (ii) the change in fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture issued on February 28, 2008; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture issued on February 28, 2008 as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of the secured debenture issued on February 28, 2008; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

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

INDEX
		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets – September 30, 2009 (Restated and unaudited) and December 31, 2008 (Restated and audited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income - three and nine months ended September 30, 2009 and 2008 (Restated and unaudited)	3

	Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2009 and 2008 (Restated and unaudited)	4

	Notes to Condensed Consolidated Financial Statements as of September 30, 2009 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4T.	Controls and Procedures	39

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

SIGNATURES		43

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,158,348	$13,239,213
Accounts receivable, net	6,509,440	4,230,080
Prepaid expenses and other current assets	3,987,771	781,121
Value added tax recoverable	-	311,240
Total Current Assets	43,655,559	18,561,654

PROPERTY AND EQUIPMENT
Oil properties, net	36,696,300	54,326,410
Fixed assets, net	13,820,768	1,684,377
Oil properties under construction	-	714,629
Total Property and Equipment	50,517,068	56,725,416

LAND USE RIGHTS, NET	641,204	36,198
GOODWILL	1,645,589	-
DEFERRED FINANCING COSTS, NET	-	1,481,557
DEFERRED TAX ASSETS	7,150,306	3,122,519

TOTAL ASSETS	$103,609,726	$79,927,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,178,864	$10,985,894
Current portion of secured debenture	6,875,000	2,625,000
Other payables and accrued expenses	5,677,494	821,918
Due to related parties	14,625	66,262
Income tax and other taxes payable	5,598,835	3,710,870
Due to a stockholder	5,602,176	738
Total Current Liabilities	31,946,994	18,210,682

LONG-TERM LIABILITIES
Accounts payable	9,347,865	13,944,903
Secured debenture, net of discount	4,875,000	4,750,765
Warrants	20,328,106	6,830,962
Total Long-term Liabilities	34,550,971	25,526,630

TOTAL LIABILITIES	66,497,965	43,737,312

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
25,119,619 shares issued and outstanding as of
September 30, 2009; 20,784,080 shares issued and
outstanding as of December 31, 2008)	25,120	20,784
Additional paid-in capital	29,155,572	13,067,693
Retained earnings (deficit)
Unappropriated	(1,798,301)	15,264,623
Appropriated	1,372,999	1,372,999
Accumulated other comprehensive income	3,165,785	3,085,703
Total NEP Stockholders' Equity	31,921,175	32,811,802

Noncontrolling interests	5,190,586	3,378,230
TOTAL EQUITY	37,111,761	36,190,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,609,726	$79,927,344

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Restated and Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

NET SALES	$14,403,921	$19,060,007	$34,654,549	$44,051,519

COST OF SALES
Production costs	1,103,163	895,155	2,769,762	2,390,432
Depreciation, depletion and amortization of oil properties	2,369,888	3,774,327	7,684,931	8,155,321
Amortization of land use rights	2,982	2,975	8,943	8,743
Government oil surcharge	1,655,000	4,480,955	2,273,167	9,865,655
Total Cost of Sales	5,131,033	9,153,412	12,736,803	20,420,151

GROSS PROFIT	9,272,888	9,906,595	21,917,746	23,631,368

OPERATING EXPENSES
Selling, general and administrative expenses	855,138	1,527,175	2,252,285	2,080,836
Professional fees	105,225	69,590	278,140	202,573
Consulting fees	89,265	(116,092)	159,260	286,715
Depreciation of fixed assets	69,947	50,445	209,748	160,930
Impairment of oil properties	1,456	-	13,833,812	-
Total Operating Expenses	1,121,031	1,531,118	16,733,245	2,731,054

INCOME FROM OPERATIONS	8,151,857	8,375,477	5,184,501	20,900,314

OTHER INCOME (EXPENSE)
Other income	7,134	809	7,134	66,651
Other expense	(20,780)	(2,000)	(22,581)	(107,601)
Interest expense	(236,931)	(296,761)	(777,595)	(721,805)
Amortization of deferred financing costs	-	(218,943)	(144,507)	(519,594)
Amortization of discount on debenture	-	(1,015,864)	(670,492)	(2,410,848)
Imputed interest expense	(70,210)	(16,794)	(120,127)	(49,535)
Interest income	25,141	4,238	44,905	34,204
Change in fair value of warrants	2,272,159	18,191,606	(9,805,886)	1,146,381
Loss on extinguishment of debt	-	-	(8,260,630)	-
Total Other Income (Expense), net	1,976,513	16,646,291	(19,749,779)	(2,562,147)

NET INCOME (LOSS) BEFORE INCOME TAXES	10,128,370	25,021,768	(14,565,278)	18,338,167
Income tax expense	(1,955,789)	(2,390,961)	(1,955,789)	(5,695,498)
NET INCOME(LOSS)	8,172,581	22,630,807	(16,521,067)	12,642,669
Less: net income attributable to noncontrolling interests	(704,386)	(711,301)	(541,857)	(1,687,394)
NET INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	7,468,195	21,919,506	(17,062,924)	10,955,275

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	19,608	152,651	88,980	2,020,632
Less: foreign currency translation gain attributable to noncontrolling interests	(1,961)	(15,265)	(8,898)	(202,063)
Foreign currency translation gain attributable to NEP common stockholders	17,647	137,386	80,082	1,818,569

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	$7,485,842	$22,056,892	$(16,982,842)	$12,773,844

Net income (loss) per share
- basic	$0.34	$1.10	$(0.81)	$0.56
- diluted	$0.31	$1.06	$(0.81)	$0.56

Weighted average number of shares outstanding during the period
- basic	21,780,364	19,987,123	21,143,560	19,480,284
- diluted	24,025,976	20,676,711	21,143,560	19,624,216

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 (Restated and Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,521,067)	$12,642,669
Adjusted to reconcile net (loss) income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	7,684,931	8,155,321
Depreciation of fixed assets	209,748	160,930
Amortization of land use rights	8,943	8,743
Amortization of deferred financing costs	144,507	519,594
Amortization of discount on debenture	670,492	2,410,848
Loss on extinguishment of debt	8,260,630	-
Amortization of stock option compensation	794,951	263,584
Change in fair value of warrants	9,805,886	(1,146,381)
Impairment of oil properties	13,833,812	-
Warrants issued for services	175,855	62,393
Stocks issued for consulting services	88,000	27,125
Stock-based compensation for employee services	607,500	810,000
Imputed interest expense	120,127	49,535
Gain on disposal of fixed assets	(7,134)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(2,279,360)	(5,742,601)
Prepaid expenses and other current assets	(3,206,650)	(1,863,807)
Value added tax recoverable	311,240	651,905
Deferred tax assets	(4,027,787)	(209,102)
Increase (decrease) in:
Accounts payable	(7,404,068)	(3,458,626)
Other payables and accrued expenses	163,052	(73,911)
Income tax and other taxes payable	1,242,325	4,918,065
Deferred tax assets	-	(543,100)
Net cash provided by operating activities	10,675,933	17,643,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil properties	(3,053,668)	(18,300,636)
Purchase of fixed assets	(185,369)	(668,233)
Additions to oil properties under construction	-	(649,786)
Proceeds from disposal of fixed assets	28,656	-
Cash outflow from acquisition of a subsidiary (Note 5)	(7,837,926)	-
Net cash used in investing activities	(11,048,307)	(19,618,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance and sale in a public offering of
common stock and warrants, net	17,276,003	-
Payment of deferred financing costs	-	(1,186,229)
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(2,500,000)	(750,000)
Proceeds from exercise of stock warrants	1,200	12,000
Increase in amount due to a stockholder	5,601,438	660,153
Decrease in amounts due to related parties	(51,637)	(2,644,819)
Net cash provided by financing activities	20,327,004	11,091,105

EFFECT OF EXCHANGE RATE ON CASH	(35,495)	(1,428,255)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,919,135	7,687,379

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,158,348	$7,762,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$5,975,876	$4,932,518

Interest expense	$540,664	$721,805

SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING ACTIVITIES:
During 2008, the Company issued warrants in connection with the secured debenture to the investor consultant valued at $10,268,321 and $1,026,832 respectively.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of September 30, 2009 and for the three and nine months then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Emerging Issues Task Force (“EITF”) 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the rate of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

As a result, the accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION
	Three months ended September 30, 2009			Nine months ended September 30, 2009
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of sales:
Depletion, depreciation and amortization of oil properties	$2,824,981	$(455,093)	$2,369,888	$8,283,230	$(598,299)	$7,684,931
Operating Expenses:
Selling, general and administrative expenses	749,204	105,934	855,138	1,932,541	319,744	2,252,285
Professional fees	98,261	6,964	105,225	323,309	(45,169)	278,140
Consulting fees	142,332	(53,067)	89,265	298,627	(139,367)	159,260
Impairment of oil properties	-	1,456	1,456	-	13,833,812	13,833,812
Other Income (Expense):
Amortization of deferred financing costs	(74,139)	74,139	-	(222,418)	77,911	(144,507)
Amortization of discount on debenture	(513,415)	513,415	-	(1,515,473)	844,981	(670,492)
Change in fair value of warrants	-	2,272,159	2,272,159	-	(9,805,886)	(9,805,886)
Loss on extinguishment of debt	-	-	-	-	(8,260,630)	(8,260,630)
Net income (loss)	4,688,695	3,483,866	8,172,581	10,675,244	(27,196,311)	(16,521,067)
Income tax expense	(2,186,156)	230,367	(1,955,789)	(5,273,823)	3,318,034	(1,955,789)
Non-controlling interests	(635,986)	(68,400)	(704,386)	(1,533,605)	(991,748)	(541,857)
Net income (loss) attributable to NEP common stockholders	4,052,709	3,415,486	7,468,195	9,141,639	(26,204,561)	(17,062,924)
Foreign currency translation gain	37,618	(19,871)	17,647	112,673	(32,591)	80,082
Comprehensive income (loss)	4,090,327	3,395,515	7,485,842	9,254,312	(26,237,154)	(16,982,842)
Net income( loss) per share -- Basic	0.19	0.15	0.34	0.43	(1.24)	(0.81)
Net income (loss)per share -- Diluted	0.17	0.14	0.31	0.41	(1.22)	(0.81)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

BALANCE SHEET INFORMATION
	As of September 30, 2009
	As previously reported	Adjustments	As restated
Assets:
Oil properties, net	$65,847,281	$(29,150,981)	$36,696,300
Deferred financing costs, net	716,680	(716,680)	-
Deferred tax assets	-	7,150,306	7,150,306
Total Assets	126,327,081	(22,717,355)	103,609,726
Current Liabilities:
Current portion of secured debenture, net	3,971,112	2,903,888	6,875,000
Total current liabilities	29,043,106	2,903,888	31,946,994
Long-term Liabilities:
Secured debenture, net of discount	2,815,879	2,059,121	4,875,000
Deferred tax liabilities	64,465	(64,465)	-
Warrants	-	20,328,106	20,328,106
Total long-term liabilities	12,228,209	22,322,762	34,550,971
Stockholders' Equity:
Additional paid-in capital	39,934,062	(10,778,490)	29,155,572
Deferred stock compensation	(641,250)	641,250	-
Retained earnings (deficit), unappropriated	33,677,718	(35,476,019)	(1,798,301)
Accumulated other comprehensive income	3,365,741	(199,956)	3,165,785
Total stockholders’ equity	77,734,390	(45,813,215)	31,921,175
Noncontrolling interests	7,321,376	(2,130,790)	5,190,586
Total liabilities and stockholders’ equity	126,327,081	(22,717,355)	103,609,726

STATEMENT OF CASH FLOWS INFORMATION
	Nine months ended September 30, 2009
	As previously reported	Adjustments	As restated
Net income (loss)	$9,141,639	$(26,204,563)	$(17,062,924)
Adjustments to reconcile net income(loss) to cash provided by operating activities:
Depreciation, depletion and amortization of oil properties	8,283,230	(598,299)	7,684,931
Amortization of deferred financing costs	222,418	(77,911)	144,507
Amortization of discount on debenture	1,515,473	(844,981)	670,492
Amortization of stock option compensation	475,207	319,744	794,951
Change in fair value of warrants	-	9,805,886	9,805,886
Reduction in carrying value of oil properties, net	-	13,833,812	13,833,812
Loss on extinguishment of debt	-	8,260,630	8,260,630
Warrants issued for services	280,737	(104,882)	175,855
Noncontrolling interests	1,533,605	(991,748)	541,857
Deferred tax assets	-	(4,027,787)	(4,027,787)
Deferred tax liabilities	(697,940)	697,940	-
Net cash provided by operating activities	10,687,746	(11,813)	10,675,933
Effect of exchange rate on cash	(47,308)	11,813	(35,495)

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

GAAP is not intended to be changed as a result of the FASB's Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies.  The Company has adopted the Codification in this quarterly report by using plain English to describe FASB broad topic references.

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

NOTE 3   ORGANIZATION (CONTINUED)

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng is the Chinese Renminbi (RMB).

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

Accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,165,785 and $3,085,703 as of September 30, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.8376 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the nine months ended September 30, 2009 was 6.84251 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks the US.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits totaling $899,024 and $1,016,733, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Our oilfield services business (Tiancheng) records revenues from the sales of services that are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Revenue for services is recognized as the services are rendered and when collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement. Revenue from these arrangements is recognized as each service is delivered based on their relative fair value.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Major customers

Our oil production business has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, PRC.  Pursuant to our lease agreements with PetroChina we are unable to sell our oil production to any other customer.

Our oilfield services business has one primary customer (PetroChina) but also serves other independent oil production companies located in Jilin and Heilongjiang provinces in the PRC.  Revenue recognized by Tiancheng during the three months ended September 30, 2010 were immaterial, but pro forma revenues for the nine months ended September 30, 2009 included approximately 90% of revenues that were derived from sales to PetroChina, while the remaining 10% was derived from sales to independent oil production companies.

Accounts receivables and allowance for doubtful accounts

Our oil production business bills PetroChina on a monthly basis, at month-end, for the oil that we delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment for the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as lesser amounts due from the two preceding months equal to the amount of oil surcharge tax payable by us.  We do not recognize any allowance for doubtful accounts, as PetroChina has always paid our invoices on a correct, consistent and timely basis.

Our oilfield services business bills customers according to the terms of each service contract.  These contracts generally provide for payment of 30% of the drilling contract at the initiation of drilling services and payment of the remaining 70% of the drilling contract value in twelve monthly installments following completion of the drilling services.

Long-lived assets

Long-lived assets to be held and used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When the carrying amounts of long-lived assets exceed the fair value, which is generally based upon discounted future cash flows the Company records an impairment.  Impairment loss recognized for the three and nine months ended September 30, 2009, were $1,456 and $13,833,812, respectively.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly  Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The warrants issued in conjunction with the issuance of the secured debenture in February, 2008 are treated as liability instruments and will be marked to fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”) (See Note 12, Registration Payment Arrangements, below).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Fair value of financial instruments

On January 1, 2008, the Company adopted ASC 820-10 (formerly SFAS No. 157, “Fair Value Measurements”), which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$20,328,106
Total	$-	$-	$20,328,106

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 9 for further information.

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current trade payables and the secured debenture at September 30, 2009 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing (see Note 9, “Secured Debenture,” for additional information regarding the carrying value of the secured debenture).

Stock-Based Compensation

The Company follows ASC 718 (formerly SFAS No. 123R, “Share-Based Payments”). This Statement requires a company to measure the cost of services provided by employees in exchange for an award of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with ASC 718 and ASC 505-50 (formerly EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of September 30, 2009, the Company did not have any investment in unproved oil properties.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to the differences in the book and tax basis of oil properties.  Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.  Due to the significant decline in oil prices during the fourth quarter of 2008 and the continued decline in prices for the first quarter of 2009, the net capitalized costs of our oil properties exceeded the sum of the components noted above by $13,184,103 on December 31, 2008 and by $13,833,812on September 30, 2009, and therefore the Company has recognized impairment charges and corresponding reductions in the carrying value of those net capitalized costs of $13,184,103 and $13,833,812, as of December 31, 2008 and September 30, 2009, respectively.  For additional details regarding net carrying value of oil properties and the calculations used to derive the value of the impairment, please see Note 17, “Oil Properties” below.

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

Asset Retirement Obligations

ASC 410-20 (formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to its present value.  Capitalized costs are depleted as a component of the full cost pool using the unit-of-production method.  Pursuant to our lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the leased properties, including all wells, facilities and equipment.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC 260-10 (formerly SFAS No. 128, "Earnings Per Share”).  ASC 260-10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes”).  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

The Company adopted ASC 740-10 (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)), on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of September 30, 2009, the Company’s deferred tax assets amounted to $7,150,306.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of September 30, 2009 the Company had a net VAT Payable liability balance of $783,724, compared with a net VAT Recoverable asset balance of $311,240 as of December 31, 2008.

Recently issued accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued ASC 825-10 (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of ASC 825-10 apply only to entities that elect the fair value option. However, the amendment to ASC 320-10 (formerly SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities with available-for-sale and trading securities. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of FASB ASC 820-10 (formerly FSP FAS No. 157, “Fair Value Measurements”). The adoption of this statement did not have a material effect on the Company's financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In December 2007, the FASB issued ASC 810-10-65 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”).  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  ASC 810-10-65 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement will result in the reclassification of “Minority interests” to equity as “Noncontrolling interests” and separate disclosures in the statements of operations.

In December 2007, the FASB issued ASC 805-10 (formerly SFAS No. 141(R), “Business Combinations – a replacement of FASB Statement No. 141”), which significantly changes the principles and requirements of how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  This statement will be effective for the Company beginning in fiscal 2010. The adoption of ASC 805-10 will only impact future acquisitions.

Effective January 1, 2009, the Company adopted ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued ASC 815-10-65 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). This statement amends and expands the disclosure requirements of SFAS No. 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The statement will be effective for the Company beginning in fiscal 2009. We are currently evaluating the disclosure implications of this statement.

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

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). ASC 715 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. ASC 715 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by ASC 715 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of ASC 350-30 and ASC 275-10-50 had no impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued ASC 825-10-65 (formerly Staff Position No. FAS 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)). ASC 825-10-65 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of ASC 825-10-65, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of ASC 825-10-65, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. ASC 825-10-65 are effective for interim reporting periods that end after June 15, 2009. As this pronouncement is only disclosure-related, it does not have an impact on the financial position and results of operations.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165 “Subsequent Events”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of ASC 855-10 has no impact on the financial statements as management has already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued ASC 860-10-65 (formerly SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”). ASC 860-10-65 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. ASC 860-10-65 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of ASC 860-10-65 on the financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (codified by ASU No. 2009-17, issued in December 2009). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). ASC 105-10 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of ASC 105-10 and the Codification does not change GAAP. ASC 105-10 will be effective for interim and annual periods that end after September 15, 2009. Management has determined that the adoption of ASC 105-10 will not have an impact on the financial statements.

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 (“ASU 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value  Measurements").  The Company is required to adopt ASU 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

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

NOTE 5    BUSINESS COMBINATION

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

As of September 30, 2009, $8,483,459 had been paid to the Selling Stockholders and the remaining outstanding balance of $4,516,541 was included in Other Payables and Accrued Expenses (See note 8).

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$8,483,459
Less: cash and cash equivalents acquired	(645,533)

Net cash outflow	$7,837,926

The acquisition of Tiancheng was accounted for as a purchase under ASC Topic 805 Business Combinations (formerly SFAS No. 141(revised 2007), Business Combinations). Accordingly, the operating results of Tiancheng have been included in the consolidated statements of operations and comprehensive income after the effective date of the acquisition of September 25, 2009.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2009, assuming the acquisition of Tiancheng had occurred and was completed at the beginning of 2009.

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2009

Revenues	$19,932,631	$76,362,043

Net income (loss)	$9,373,124	$(16,751,949)

Net income (loss) per share
- basic	$0.43	$(0.75)
- diluted	$0.39	$(0.75)

NOTE 6 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2009 and December 31, 2008 consist of the following:

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)

Prepaid expenses	$353,259	$690,838
Deposits paid to suppliers	85,528	50,330
Deposits paid for purchase of drilling equipment	3,363,753	-
Other receivables	185,231	39,953
	$3,987,771	$781,121

NOTE 7 FIXED ASSETS

The following is a summary of fixed assets at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)

Buildings	$2,095,441	$1,075,061
Drilling rigs and equipment	12,584,971	-
Furniture, fixtures and equipment	300,570	224,180
Motor vehicles	1,478,528	1,064,636
	16,459,510	2,363,877
Less: accumulated depreciation	(2,638,742)	(679,500)
Fixed assets, net	$13,820,768	$1,684,377

Depreciation expense for the nine months ended September 30, 2009 and the year ended December 31, 2008 was $209,748 and $229,434 respectively.

NOTE 8 OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)

Other payables	$496,363	$494,553
Due to former stockholders of Tiancheng
for acquisition of the subsidiary	4,516,541	-
Accrued professional fees	175,414	117,335
Other accrued expenses	489,176	210,030
	$5,677,494	$821,918

NOTE 9 SECURED DEBENTURE

The following is a summary of secured debenture at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)

8% Secured Debenture at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$11,750,000	$7,375,765

Less: current maturities	(6,875,000)	(2,625,000)
Long-term portion	$4,875,000	$4,750,765

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company  agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share ("Class C Warrants"), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default. Pursuant to the Purchase Agreement, the exercise price of the Series B and C Common Stock Purchase Warrant issued on February 28, 2008 (the “B Warrants” and “C Warrants”) for the purchase of 3,600,000 shares of common stock of Company, the exercise price of the B Warrants and C Warrants have been reset to $2.35 per share.

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

Discount amortized on the secured debenture for the three and nine months ended September 30, 2009 was $0 and $670,492 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 10 NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Nine months ended September 30,
	2009	2008
	(Restated)	(Restated)
Numerator:
Net (loss) income attributable to NEP common stockholders
used in computing basis net (loss) income per share	$(17,063)	$10,955
Net (loss) income attributable to NEP common stockholders
used in computing diluted net (loss) income per share	$(17,063)	$10,955

Denominator:
Shares used in the computation of basic net (loss) income per share
(weighted average common stock outstanding)	21,144	19,480
Dilutive potential common stock:
Options and warrants	-	144
Shares used in the computation of diluted net (loss) income per share	21,144	19,624
Basic net (loss) income per share	$(0.81)	$0.56
Diluted net (loss) income per share	$(0.81)	$0.56

For the nine months ended September 30, 2009, options and warrants to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

	Three months ended September 30,
	2009	2008
Numerator:	(Restated)	(Restated)
Net income attributable to NEP common stockholders
used in computing basis net income per share	$7,468	$21,920
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$7,468	$21,920

Denominator:
Shares used in computation of basic net income per share
(weighted average common stock outstanding)	21,780	19,987
Dilutive potential common stock:
Options and warrants	2,246	690
Shares used in computation of diluted net income per share	24,026	20,677
Basic net income per share	$0.34	$1.10
Diluted net income per share	$0.31	$1.06

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

NOTE 12 REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009 modification of the terms of the Company’s secured debenture issued on February 28, 2008 (see Note 6, Secured Debenture, above) and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which cover stock to be issued underlying warrants associated with both the modification and the issuance of the secured debenture.  These Registration Rights Agreements provide for financial penalties in certain circumstances, including (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals to 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

The Company analyzes these Registration Rights Agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). The Company evaluates the potential likelihood of incurring these financial penalties, and the magnitude of the associated costs, on a probabilistic basis, as required under ASC 825-20.  For the reporting period ended September 30, 2009, the Company estimates that no financial penalties are likely to be incurred as a result of any of its Registration Rights Agreements, and therefore no expense has been accrued for anticipated future registration payments.

NOTE 13 STOCK-BASED COMPENSATION

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

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. ASC 718-10 (formerly FAS No. 123R) requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

As of September 30, 2009, 470,000 stock options with a fair value of approximately $1,992,598 were granted to staff, of which the Company recognized $794,951 as staff compensation expenses included in selling, general and administrative expenses for the nine months ended September 30, 2009.

As of September 30, 2009, the total compensation cost related to stock options not yet recognized was $654,193 and will be recognized over the next twelve months.

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

Stock Grants

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $607,500 during the nine months ended September 30, 2009.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 14 STOCKHOLDERS’ EQUITY

(A) Issuance of warrants

(1)
On February 28, 2008, the Company issued three tranches of warrants in conjunction with the issuance of a secured debenture as discussed in Note 9.  In addition, the Company issued an additional three tranches of warrants to investment consultants in conjunction with the issuance of the secured debenture. On March 5, 2009, the Company issued two tranches of warrants in conjunction with the Amendment to the secured debenture as discussed in Note 9. The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”).

(2)
Pursuant to the Securities Purchase Agreement with effect from September 15, 2009, the Company issued to several investors warrants to purchase up to 800,000 shares of its common stock.  The warrants are exercisable beginning six months after their initial issuance at an exercise price of $6.00 per share until March 15, 2011.  The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions.  The Company’s stock was trading at $5.03 at the time of issuance of the warrant.  The warrant has been determined to have a fair value of $2,150,909 using the Black-Scholes option pricing model with market value per common stock $5.03, an exercise period of 1.5 year and a volatility of 129%.

(3)
Pursuant to an engagement agreement with effect from September 10, 2009, the Company issued to a placement agent a five-year warrant for 80,000 shares of the common stock of the Company at an exercise price equal to $6.00 per share as placement agent fees.  The Company’s stock was trading at $5.13 at the time of issuance of the warrant.  The warrant shall be exercisable as of the effective date of the engagement agreement.  The warrant has been determined to have a fair value of $410,256 using the Black-Scholes option pricing model with market value per common stock of $5.13, an exercise period of 5 years and a volatility of 320%.

(4)
Pursuant to a consulting agreement with effect from September 10, 2009, the Company issued a consultant for financial advisory services on the placement of 4 million shares of common stock a five-year warrant for 80,000 shares of common stock of the Company at an exercise price equal to $6.00 per share.  The Company’s common stock was trading at $5.13 at the time of issuance of the warrant.  The warrant shall be exercisable as of the effective date of the engagement agreement.  The warrant has been determined to have a fair value of $410,256 using the Black-Scholes option pricing model with market value per common stock of $5.13, and exercise period of 5 years and a volatility of 320%.

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in profit or loss until such time as the warrants are exercised or expire. The fair values of (1) – (4) above were $14,986,411 at issuance and $20,328,106 at September 30, 2009. For the three and nine months ended September 30, 2009, the Company recorded gain of $2,272,159 and loss of $9,805,886, respectively, in changes in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:
	September 30, 2009	February 28, 2008
Market price and estimated fair value of common stock:	$4.47	$2.14
Exercise price:	$2 - $6	$0.01 - $3.45
Remaining contractual life (years):	1.49 - 4.92	5
Dividend yield:	–	–
Expected volatility:	124% - 316%	316%
Risk-free interest rate:	0.40% - 2.31%	2.73%

(5)
On February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjunction with a two year service agreement. The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term. For the three and nine months ended September 30, 2009, the Company recognized $26,740 and $80,220, respectively, of expenses associated with these warrants.

(6)
On April 29, 2009, the Company issued warrants to purchase 50,000 shares of Common Stock to a consultant in conjunction with a one year investor relations consulting services. The company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants of $94,343 as consulting fee. For the three and nine months ended September 30, 2009, the Company recognized $0 and $14,689, respectively, as consulting fee and applied the balance of $79,654 against accrued liabilities.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(B) Stock issuance

(1)	On August 26, 2008, Class A Warrants to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.01 per shares were exercised.

(2)	On May 8, 2009, the Company issued 120,000 shares of common stock to a consultant who exercised the Class A Warrants at the exercise price of $0.01 per share.

(3)
On July 16, 2009, the Company issued 15,000 S-8 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $4.40 per share, yielding an aggregate fair value of $66,000. The Company recognized expense of $66,000 for the nine months ended September 30, 2009.

(4)
On July 16, 2009, the Company issued 5,000 S-8 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $4.40 per share, yielding an aggregate fair value of $22,000. The Company recognized expense of $22,000 for the nine months ended September 30, 2009.

(5)
On July 27, 2009, the Company issued 65,007 shares of its common stock to a consultant at a volume weighted average price of $4.1474 per share pursuant to a cashless exercise option in place of the consultant exercising all of his Class B Warrants for 150,000 shares of common stock at $2.35 per share.

(6)
On August 10, 2009, the Company issued 130,532 shares of its common stock to a consultant at a volume weighted average price of $6.21 per share pursuant to a cashless exercise option in place of the consultant exercising all of his Class C Warrants for 210,000 shares of common stock at $2.35 per share.

(7)
On September 15, 2009, the Company entered into a Securities Purchase Agreement with several investors. The Securities Purchase Agreement relates to the issuance and sale in a public offering by the Company of an aggregate of 4,000,000 shares of its common stock, at a price of $4.60 per share and warrants to purchase up to an additional 800,000 shares of common stock (See note 14(A)2). The Company received gross proceeds of $17,076,003 after placement agent fees and other expenses.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 15  RELATED PARTY TRANSACTIONS

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

NOTE 16  SEGMENTS

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenues:
Crude oil	$14,404	$19,060	$34,655	$44,052
Contract drilling	-	-	-	-
Total revenues	$14,404	$19,060	$34,655	$44,052

Gross profit:
Crude oil	$9,273	$9,907	$21,318	$23,631
Contract drilling	-	-	-	-
Total gross profit	$9,273	$9,907	$21,318	$23,631

Income from operations:
Crude oil	$8,152	$9,510	$5,185	$22,661
Contract drilling	-	-	-	-
Total income from operations	8,152	9,510	5,185	22,661
Corporate and other	1,977	(1,454)	(19,750)	(3,077)
Net income before income taxes	$10,128	$8,056	$(14,565)	$19,584

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2009
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)

Total assets
Crude oil	$36,696	$90,023
Contract drilling	12,178	-
Intangible assets, net	614	-
Corporate and other	1,643	2,107
	$51,158	$92,130

NOTE 17  OIL PROPERTIES

As of September 30, 2009, the Company’s full cost pool exceeded the ceiling limitation, based on oil prices of $40.64 per barrel, by $13,833,812. Therefore, impairment expense related to our oil and gas properties of $13,833,812 was recorded during the nine months ended September  30, 2009. For the year ended December 31, 2008 we recognized impairment to the value of our oil properties of $13,184,103.

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

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2009

Revenues	$19,932,631	$49,355,004

Net income	$9,390,771	$(11,706,635)

Net income per share
- basic	$0.43	$0.55
- diluted	$0.39	$0.55

For more financial information about the Tiancheng acquisition, please refer to the financial statement Note 5 Business Combination.

Listing on the NYSE Amex LLC.

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP”.

Oil Properties and Activities

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

The following table shows the difference between WTI and MOPS China in monthly oil price.

Month	Oil Sale Price (US dollars per bbl)
	WTI	MOPS-China
Jul-08	133	116
Aug-08	116	119
Sep-08	103	101
Oct-08	76	85
Nov-08	57	68
Dec-08	41	45
Jan-09	41	41
Feb-09	39	38
Mar-09	47	41
Apr-09	49	46
May-09	59	52
Jun-09	69	54
Jul-09	64	63
Aug-09	71	61
Sep-09	69	69
(Note: data references to Wall Street Journal, and MOPS China price is exchanged from RMB to USD at the exchange rate of 6.8376)

As noted in the table above, compared with WTI prices, the MOPS China price generally has a slight discount due to the lower oil quality and there is also one-month time lag between the prices.

PetroChina pays the Company for crude oil sold monthly in arrears, on approximately the 15th day after the end of each month.  The amount paid to the Company in the first two months of each calendar quarter is decreased by the amount of oil surcharge tax the Company will owe to the PRC government at the end of that calendar quarter.  PetroChina holds those amounts back from the Company until the end of each calendar quarter, and then pays those amounts to the Company with the balance due for crude oil deliveries in the final month of the quarter.  For this reason, the Accounts Receivable balance at the end of each quarter is larger than the prior month’s oil sales revenue, because it includes the oil surcharge tax amounts the Company owes for the first two months of the quarter. As of September 30, 2009, the Company’s Accounts Receivable balance totaled $6,509,440, which is all due to the Company from PetroChina, and includes amounts related to the following items:

September Oil Sales, net of oil surcharge:	$ 6,114,279
Quarterly total oil surcharge:	$ 1,655,000

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

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Oil Output (Bbl)	224,750	172,730	671,352	422,788
Avg. Sale Price ($/bbl)	$64.33	$111.90	$51.53	$103.60

Operating Revenue	$14,403,921	$19,060,007	$34,654,549	$44,051,519

Cost of sales
Production costs	$1,103,163	$895,155	$2,769,762	$2,390,432
Depreciation of oil properties	$2,369,888	$3,774,327	$7,684,931	$8,155,321
Amortization of land use rights	$2,982	$2,975	$8,943	$8,743
Governement oil surcharge	$1,655,000	$4,480,955	$2,273,167	$9,865,655

Gross Profit	$9,272,888	$9,906,595	$21,917,746	$23,631,368

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

Tiancheng is one of the four private contract drilling and service companies that has been qualified and licensed to operate in PetroChina’s Jilin oilfield.  Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house.  Tiancheng was started with only two rigs at the end of 2007, and now has seven drilling teams with the same number of rigs, which include one 4,000 meters rig (capable drill down to ~13,000 feet depth), three 3,000 meters rigs (~9,800 feet) and three 2,000 meters rigs (~6,500 feet) respectively. Two of its seven drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina) and another three drilling teams are expected to be granted such approval by the end of the year when the Committee conducts the annual inspection on the qualification certificates for drilling in PetroChina oilfields.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Revenues. Revenues for the Current Quarter were $14,403,921 compared to $19,060,007 for the Comparable Quarter, a decrease of $4,656,086, or 24%. This decrease was due to a decrease in the average price we received for our crude oil. The average oil price for the Current Quarter was $64.33, a 43% decrease from $111.90 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 224,750 barrels compared to 172,730 barrels for the Comparable Quarter, an increase of 30%, which substantially offset the impact of lower oil prices.  This increase in production was mainly due to: (i) an increase in the number of producing wells from 218 in the Comparable Quarter to 259 in the Current Quarter; (ii) refracturing and other technical improvements made to the existing wells; and (iii) implementation of a water injection network, which helped to maintain production levels at certain of our existing wells.

Cost of sales.  Cost of sales decreased by 44%, from $9,153,412 for the three months ended September 30, 2008 to $5,131,033 for the three months ended September 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the Current Quarter, the Company paid an oil surcharge of $1,655,000 to the PRC government as compared to $4,480,955 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).

Operating Expenses. Operating expenses totaled $1,121,031 for the Current Quarter, compared to $1,531,118 for the Comparable Quarter, a decrease of 27%.  This decrease is primarily a result of a decrease in selling, general and administrative expenses from $1,527,175 in the Comparable Quarter to $855,138 in the Current Quarter. And it is offset by an increase in consulting fee from $(116,092) in the Comparable Quarter to $89,265 in the Current Quarter, as well as an increase in professional fees from $69,590 in the Comparable Quarter to $105,225 in the Current Quarter as a result of recent business development activities.

Other Income (Expense).  Other income decreased from $16,646,291 for the Comparable Quarter to $1,976,513 for the Current Quarter. This increase is primarily the result of decrease in change in fair value of warrants from $18,191,606 in the Comparable Quarter to $2,272,159 in the Current Quarter.

Net Income.  Net income decreased by 66%, from $21,919,506 for the Comparable Quarter to $7,468,195 for the Current Quarter, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

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

Cost of sales.  Cost of sales decreased by 38%, from $20,420,151 for the nine months ended September 30, 2008 to $12,736,803 for the nine months ended September 30, 2009. The decrease in cost of sales resulted primarily from a decrease in the oil surcharge paid to the PRC government, due to the decline in oil prices generally. For the nine months ended September 30, 2009, the Company paid an oil surcharge of $2,273,167 to the PRC government as compared to $9,865,655 paid for the same period in 2008. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $16,733,245 for the nine months ended September 30, 2009, compared to $2,731,054 for the nine months ended September 30, 2008, an increase of 513%. This increase is primarily a result of ceiling test impairment write down of $13,833,812, due to a significant decline of the oil price in the first quarter 2009 compared to the same period in 2008.

Other Income (Expense).  Other expenses increased from $2,562,147 for the nine months ended September 30, 2008 to $19,749,779 for the nine months ended September 30, 2009. This increase is primarily the results of increase in change of fair value of warrants from $1,146,381 in the Comparable Period to $9,805,886 in the Current Period. And also a loss on extinguishment of debt by $8,260,630 in the Current Period, compare to zero in the Comparable Period.

Net Income.  Net income decreased by 256% from $10,955,275 for the nine months ended September 30, 2008 to $17,062,924 for the nine months ended September 30, 2009, primarily as a result of the decrease in average selling price and increased non-cash expenses as described above.

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

As of September 30, 2009, the Company had cash and cash equivalents of $33,158,348, other current assets of $10,497,211 and current liabilities of $31,946,994.  For the nine months ended September 30, 2009, our primary sources of liquidity were $10,675,933 provided by operating activities and $20,327,004 in cash provided by financing activities.  This cash balance of $33,158,348 represents an increase of $10,483,324 over our cash balance as of June 30, 2009 and an increase of $19,919,135 over our cash balance as of December 31, 2008.

Net cash provided by operating activities was $10,675,933 for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $17,643,184 for the same period in 2008. The decrease in net cash provided by operating activities was the result of a number of changes in our operating accounts.  Cash from operating activities decreased due to a reduction in net income and higher cash payments of income and other taxes.  Also the decrease in accounts receivable and increase in accounts payable in the Current Period compared to the Comparable Period caused the reduction.

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

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009, including this amended quarterly financial report. This restatement, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements.  Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2009 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of September 30, 2009, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to September 30, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, the ceiling test write-down of oil properties accounts, and accounting for the effect of a restructuring of a liability.

Because of this material weakness, management has concluded that, as of September 30, 2009, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 has not been audited by Baker Tilly Hong Kong Limited (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s amended and restated Annual Report on Form 10-K/A filed with the SEC on July  , 2010.

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

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended and restated report to be signed on its behalf by the undersigned, thereunto duly authorized.

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