Form 10-K
period 2009-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-03
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $55,857,989. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 9, 2010, there were 29,487,235 shares of the issuer's common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

None

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

PART I
ITEM 1. BUSINESS

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. As of December 31, 2009, we operated 289 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Ltd. Corp. (“Yu Qiao”) and Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage Gross (developed and undeveloped) at 12/31/2009	Producing Oil Wells at 12/31/2009	Proved Reserves (Bbls) at 12/31/2009
Qian’an 112	5,115	247	5,971,685
Daan 34	2,298	12	59,610
Gudian 31	1,779	12	73,800
Hetingbao 301	2,471	18	26,929

The following chart illustrates our company’s organizational structure.

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

This beneficial ownership structure is governed by two trust agreements: (i) Trust Agreement dated October 8, 2006 by and between Song Yuan Technical and Ai Chang Shan. Pursuant to the agreement, Ai Chang Shan holds 20% of the equity interest in LongDe in trust for the benefit of Song Yuan Technical. On March 17, 2008, Ai Chang Shan entered into a transfer agreement whereby Ai Chang Shan transferred 10% of the equity interest of LongDe held in trust pursuant to the trust agreement to Song Yuan Technical to be held directly by Song Yuan Technical. Currently under the trust agreement dated October 8, 2006, Ai Chang Shan holds 10% of the total equity interest of LongDe in trust for the benefit of Song Yuan Technical and (ii) Trust Agreement dated April 18, 2008 by and between Song Yuan Technical and Wang Hongjun. Pursuant to the trust agreement, Wang Hongjun holds 10% of the total outstanding equity interest in Yu Qiao in trust for the benefit of Song Yuan Technical.

Acquisition of Yu Qiao

The Company acquired beneficial interest of 100% of the equity interest in Yu Qiao from Yu Qiao’s shareholders, Ms. Ju (70%), Meng Xiangyun (20%) and Wang Pingwu (10%) on January 26, 2007. In order to comply with PRC laws which restrict ownership of oil and gas companies by foreign entities, following the acquisition, Meng Xiangyun and Wang Pingwu held 20% and 10% of the equity interest, respectively, in Yu Qiao in trust for the benefit of Song Yuan Technical.

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

Acquisition of Tiancheng

On September 27, 2009, we acquired through Song Yuan Technical all of the beneficial ownership of all of the equity interest in Song Yuan Tiancheng Drilling Engineering Co., Ltd. or “Tiancheng.” In order to comply with certain PRC laws, 5% of the equity interest in Tiancheng is held in trust by Lou Yunhui, one of the Tiancheng selling stockholders, for the benefit of Song Yuan Technical, while the other 95% of the equity interest in Tiancheng is held directly by Song Yuan Technical.

On November 13, 2009, the 5% equity interest in Tiancheng held by Lou Yunhui in trust was transferred to the Company’s President and Chairman, Wang Hongjun to hold in trust for the benefit of Songyuan Technical.

Tiancheng provides oil drilling services.  Tiancheng currently has eight drilling teams with the same number of rigs in house, which include two 4,000 meter rig ( approximately 13,000 feet depth), three 3,000 meter rigs (approximately 9,800 feet depth) and three 2,000 meter rigs (approximately 6,500 feet depth) respectively. Five of its eight drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina) and another three drilling teams are in the procedure of applying  the qualification certificates for drilling for PetroChina oilfields. Tiancheng has existing drilling contracts with PetroChina and other private oil companies to provide drilling and oilfield services.

The acquisition of Tiancheng was accounted for as a purchase under ASC Topic 805 Business Combinations. Accordingly, the operating results of Tiancheng have been included in the consolidated statements of operations and comprehensive income after the effective date of the acquisition of September 25, 2009.

Listing on the NYSE Amex LLC.

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP.”

Oil Properties and Activities

As of December 31, 2009, the Company had a total of 289 producing wells, including 247 producing wells at the Qian’an 112 oilfield, 18 producing wells at the Hetingbao 301 oilfield, 12 producing wells at the Daan 34 oilfield and 12 producing wells at the Gudian 31 oilfield.

All of the Company’s crude oil production is sold to the Jilin Refinery of PetroChina Group. The approximate distance of each of the Company’s oil fields from the Jilin Refinery is as follows: the Qian’an 112 oilfield is four kilometers away, the Hetingbao 301 oilfield is three kilometers away, the Daan 34 oilfield is fifteen kilometers away and the Gudian Oilfield 31 is thirty kilometers away.

PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is a leading global provider of energy and metals information that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. An independent provider, Platts serves the oil, natural gas, electricity, emissions, nuclear power, coal, petrochemical, shipping, and metals markets from 17 offices worldwide. Price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot. As the oil grade produced in China is lower than the grade of light and sweet oil quoted as West Texas Intermediate (“WTI”) and Brent, therefore, the oil price we receive from PetroChina generally is slightly discounted to the WTI or Brent price.

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

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes of crude oil for the last two fiscal years.

	2009	2008
China	(Bbls)	(Bbls)
Crude Oil	908,126	645,856

Proved Reserves

As of December 31, 2009, total proven reserves were 6,132,024 barrels of crude oil. The Qian’an 112 Oilfield had proven reserves of 5,971,685 barrels. The Hetingbao 301 Oilfield had proven reserves of 26,929 barrels. The Gudian 31 Oilfield had proven reserves of 73,800 barrels, and the Daan 34 Oilfield had proven reserve of 59,610 barrels.

Proved reserve estimates were made as of December 31, 2009 by Ralph E. Davis Associates Inc., an independent worldwide petroleum consultant based in Houston, Texas. Ralph E. Davis Associates Inc. conducted a study of each of the aforementioned oilfields in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2009 and 2008 are contained in Note 23, Supplemental Oil Disclosures— Unaudited (“Supplemental Information”) in the Company’s Consolidated Financial Statements (“Consolidated Financial Statements”).

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

Qian’an 112 Oilfield	2009	2008
Average annual sales price per barrel	$55.97	$94.29
Aggregate annual sales	$50,142,897	$56,258,744
Average annual production cost per barrel equivalent	$2.94	$5.24

Hetingbao 301 Oilfield	2009	2008
Average annual sales price per barrel	$55.97	$94.29
Aggregate annual sales	$555,449	$1,605,505
Average annual production cost per barrel equivalent	$25.70	$30.33

Daan 34 Oilfield	2009	2008
Average annual sales price per barrel	$55.97	$94.29
Aggregate annual sales	$153,823	$158.114
Average annual production cost per barrel equivalent	$3.96	$5.24

Gudian 31 Oilfield	2009	2008
Average annual sales price per barrel	$55.97	$94.29
Aggregate annual sales	$228,606	$549,887
Average annual production cost per barrel equivalent	$3.96	$5.24

Drilling Programs

During 2009, the Company drilled 219 new productive wells at the Qian’an 112 oilfield, 4 new productive wells at the Hetingbao 301oilfield, 5 new productive well at the Daan 34 oilfield, and 5 new productive well at the Gudian 31 oilfield.

Drilling Statistics

The following table shows the results of the oil wells drilled and tested as of December 31, 2009 and 2008:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2009	0	0	0	289	0	289	289
2008	0	0	0	247	0	247	247

Properties and Leases

The following schedule shows the number of developed leases, undeveloped lease and fee mineral acres in which the Company held interests at December 31, 2009:

	Developed Lease (1)		Undeveloped Lease (2)
Property	Gross	Net	Gross	Net
Qian’an 112	5,227	4,182	281	225
Hetingbao 301	756	605	0	0
Daan 34	281	225	0	0
Gudian 31	281	225	0	0

(1)	Developed Proved Acres means the acres assigned to each productive well. Total proved producing wells as of December 31, 2009 were 289.

(2)	Undeveloped Proved Acres means the acres assigned to each undeveloped location under lease that contains proved oil reserves.

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

Contract Drilling Services

Our newest subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd (“Tiancheng”), founded in December 2007, provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Tiancheng is one of the four private contract drilling and service companies that has been qualificated and licensed to operate in PetroChina’s Jilin oilfield.  Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house.  Tiancheng was started with only two rigs at the end of 2007, and now has seven drilling teams with the same number of rigs, which include two 4,000 meters rig (capable drill down to approximately 13,000 feet depth), three 3,000 meters rigs (approximately 9,800 feet) and three 2,000 meters rigs (approximately 6,500 feet) respectively. Five of its eight drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina) and another three drilling teams are in the procedure of applying the qualification certificates for drilling for PetroChina oilfields.

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

In 2009, Tiancheng has completed contracts to drill 60 shallow wells, which include 54 wells for state-owned PetroChina Jilin Branch and six wells for non-state-owned Daqing Shunwei Energy Development Co. Ltd. The total drilling depth accomplished this year is 99,161 meters (approximately 325,331 feet), with the revenue of $13,577,310 and net income of $6,121,737.

Employees

At December 31, 2009, we employed 464 people, of which 70 are in management and 394 are site workers.  This figure represents an increase in the number of employees reported last year.  While we continue to work towards more efficient labor utilization at our oil well locations, we added employees in conjunction with our new oil wells in 2009 and we also added employees with our acquisition of Tiancheng Drilling in September 2009.  Substantially all of our employees are located in Northern China. Many of them are highly educated, including senior engineers and specialists with bachelors or masters degrees. None of our employees belong to a union nor are any employed pursuant to any collective bargaining agreement or similar agreement. We believe that relationships with our employees are satisfactory.

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

As a result of the rules and regulations described above, we conduct our businesses in China through Yu Qiao and Wang Hongjun, who holds the equity interests of Yu Qiao in trust for the Company and LongDe and Ai ChangShan, who holds the equity interests of LongDe in trust for the Company. We have entered into contractual arrangements with Wang Hongjun and Ai ChangShan pursuant to which we believe, based on the advice of PRC legal counsel, Shanghai Bao Rui Law Firm, that:

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

Special Oil Fees

In June 2006, the PRC government imposed a new regulation on all oil and gas producers. Under this new regulation, all oil and gas producers are subject to a mandatory special oil fee. The fee is calculated based on the per barrel selling price of crude oil received by the producer and is paid by the Company on a quarterly basis, following the end of each quarter.  This special oil surcharge is essentially a progressive windfall profits tax.   This fee is not related to the Company’s oil field lease operating expenses or to the underlying production sharing lease payment arrangement we have with PetroChina.  We pay this special oil surcharge directly to the PRC government on a quarterly basis, in arrears. The following table shows the calculation methodology for the special oil fees:

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57.00 per barrel, the oil surcharge is $4.45 per barrel ($1.00 + $1.25 + $1.50 + $0.70); if the oil price is $75.00 per barrel, the oil surcharge is $11.50 per barrel ($1.00 + $1.25 + $1.50 + $1.75 + $6.00).

As a result of this new regulation, the Company paid additional special oil fees of $4,618,789 during 2009 and $11,105,325 during 2008 to the PRC government. The Company will be required to continue to pay these special oil fees to the PRC government if the selling price of crude oil remains above $40.00 per barrel, and these special oil fees will increase to the extent that crude oil prices rise.

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

We have incurred losses and may continue to incur losses in the future

For the year ended December 31, 2009 we generated a net loss of $20,091,160. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock or our ability to raise additional capital. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance and enforcement of environmental laws and regulations related to climate change

Future international, national, regional and local environmental laws and regulations in China and other Pacific Rim countries related to climate change may have a significant impact on the Company’s operations. These laws and regulations may provide for user fees, penalties and other liabilities for the violation of these standards. As new environmental laws and regulations are enacted and existing laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance with applicable climate change regulation in the future may require significant expenditures, which may adversely affect the Company’s operations. The enactment of any such laws, rules or regulations in the future may have a negative impact on the Company’s projected growth, which could in turn decrease its projected revenues or increase its cost of doing business.

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

Our common stock has experienced, and may continue to experience, price volatility and a low trading volume

The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the commodities we sell;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings;

•	quarterly variations in operating results;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	issuances, purchases or sales of blocks of our common stock.

This volatility may adversely affect the price of our common stock regardless of our operating performance. See “Item 4 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further discussion.

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

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December31, 2010, we may be adversely affected.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

The Company received a comment letter from the SEC Division of Corporate Finance on December 31, 2009 which raised a number of questions regarding the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2008 (the “Comment Letter”).  In the process of preparing a response to the Comment Letter, on February 23, 2010 the Company determined that the Company’s financial statements as of December 31, 2008 and for the year then ended, and for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to EITF 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) amounts payable to a consultant included in accrued liabilities; (vii) compensation issued to employees in the form of stock; (viii) depreciation, depletion and amortization of oil properties; (ix) ceiling test reduction of the net carrying value of oil properties; (x) income tax expense for the above items; and (xi) noncontrolling interest for certain of the above items.  The amended and restated financial reports for those periods were filed with the SEC on August 31 and September 1, 2010, along with the Company’s response to the Comment Letter.  As of the filing date of this Annual Report on Form 10-K for the year ended December 31, 2009, the Company has not received a response from the SEC that resolves the comments raised in the Comment Letter.  It is possible that the SEC will have additional comments or questions related to our response to the Comment Letter.

ITEM 2.  PROPERTIES

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

 The Company also has an office located at the Northern River Industry Zone, Song Yuan city. The office houses all of our administrative and clerical staff of drilling section. The Company owns the buildings and the land area totals approximately 20,500 square meters.

The Company does not have an office located in the Hetingbao 301, Daan 34 or Gudian 31 Oilfields.

The Company also leases an office located at 445 Park Avenue, 10th Floor, New York, NY, U.S.A. for $20,160 per year that expires in October 2010. The office houses of the administrative and clerical staff in U.S. operation.

The Company has no current plans to occupy any additional office space.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 4. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to June 15, 2009, the Company’s common stock was quoted on the Over-the-Counter Bulletin Board (“OCTBB”) under the symbol “CNEH.OB.” On June 15, 2009, we terminated our listing on OTCBB and listed our common stock on NYSE Amex LLC (“AMEX”) under the symbol “NEP.” The following table sets forth, for the indicated periods, the high low prices for our common stock as reported on AMEX, and prior to June 15, 2009, as reported on OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

-	NEP / CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2009:
First Quarter	$2.00	$1.30
Second Quarter	$5.82	$1.44
Third Quarter	$6.28	$3.80
Fourth Quarter	$9.25	$4.38
FISCAL YEAR ENDING DECEMBER 31, 2008:
First Quarter	$2.52	$1.64
Second Quarter	$5.37	$2.27
Third Quarter	$5.58	$2.27
Fourth Quarter	$2.50	$1.57

Holders

As of April 9, 2010, CNEH had approximately 96 holders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of April 9, 2010 about our equity compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information Table

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	470,000	$2.94 - $4.50	300,000
Equity compensation plans not approved by security holders	-	-	-
Total	470,000		300,000

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

ITEM 5. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

In addition, on September 25, 2009, we acquired Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”) which provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

CONSOLIDATED RESULTS OF OPERATIONS

The Company is paid by PetroChina base on the crude oil price in the international commodity market. Prices in 2009 averaged RMB 2,824.50 per ton or approximately $55.97 per barrel, which represents an decrease of 41% from the 2008 average price received of $94.29 per barrel.

Our contract oil drilling subsidiary, Tiancheng, acquired in September 2009, has completed contracts to drill 60 shallow wells, which include 54 wells for state-owned PetroChina Jilin Branch and six wells for non-state-owned Daqing Shunwei Energy Development Co. Ltd. The total drilling depth accomplished this year is 99,161 meters (approximately 325,331 feet), with the revenue of $13,577,310 and income from operations of $8,158,892.

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

Comparing Fiscal Years Ended December 31, 2009 and 2008:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ended as of December 31, 2009 and December 31, 2008

	2009	2008
Revenues, net	$64,658,085	$58,572,250
Operating Expenses	$40,270,092	40,395,130
Income from Operations	$24,387,993	$18,177,120

Revenues. Revenues for 2009 increased 10% to $64,658,085 from $58,572,250 in 2008 as a result of the increase in oil production and higher oil prices and revenue generated by our newly acquired contract oil drilling entity, Tiancheng. During the whole year, the Company drilled 42 new oil wells in the four oilfields which are owned by the Company. The total number of producing wells increased from 247 in 2008 to 289 in 2009, a total increase of 17%. Total oil production for 2009 was 908,126 barrels, or approximately a 41% increase, as compared to 645,856 barrels in the same period in 2008 due to the increase in producing wells and the implementation of water flooding in the Qian’an 112 oil field. Oil prices in 2009 averaged RMB 2,824 per ton or approximately $55.97 per barrel, which represents a decrease of 41% over 2008 levels of RMB 4,845 per ton or approximately $94.29 per barrel.

Oilfield	2009 wells	2008 wells	2009 Production	2008 Production
Qian’an112	247	219	892,404	621,820
Hetingbao 301	18	14	9,482	16,626
Gudian31	12	7	3,796	5,821
Daan 34	12	7	2,444	1,588
Total	289	247	908,126	645,855

Company	2009 wells	2008 wells	2009 Production	2008 Production
Yu Qiao	271	233	898,644	629,230
LongDe	18	14	9,482	16,625

Cost of Revenue. Cost of revenue decreased by 6% from $23,574,326 for the year ended December 31, 2008 to $22,164,276 for the year ended December 31, 2009. The decrease was due to the lower oil prices which lead to a decrease in government surcharge despite an increase in production level in 2009. During 2009, our total number of producing wells increased from 247 in 2008 to 289 in 2009, a total increase of 17%. The company paid a special oil surcharge of $4,618,789 to the PRC government in 2009, while $11,105,325 was paid to the PRC government for the same period in 2008 as a result of lower oil prices. Depreciation, depletion and amortization of oil properties increased by 14% to $9,795,312 in 2009, compared to $8,609,508 in the same period in 2008 by the result of an increase in the number of producing wells.

There is a total drilling cost of $4,861,488 associates with 60 wells drilling program for the fiscal year 2009.

Operating Expenses. Operating expenses increased by 7.6% from $16,820,804 for the year ended December 31, 2008 to $18,105,816 for the year ended December 31, 2009. The increase in operating expenses resulted primarily from higher selling and administrative expenses, higher depreciation due to increased fixed assets and an increase in consultant fees related to financing activities. During 2009, the Company paid approximately $665,128 for consulting service in connection with financing activities and other professional services related to obligations of the Company as a U.S. publicly traded company, as compared with $599,939 in 2008.

General and administrative expenses. General and administrative expenses increased slightly by 5% to $2,942,381 for the year ended December 31, 2009 compared to $2,807,328 for the year ended December 31, 2008.

Net (Loss) Income. The Company incurred a net loss of $22,109,514 for the year ended December 31, 2009 compared to a net income of $10,520,452 for the year ended December 31, 2008. The decrease in net income was primarily due to the impairment of oil properties of $13,837,108, change in fair value of warrants of $27,398,967 and loss on extinguishment of debt of $8,260,630.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had cash and cash equivalents of $28,693,132, total current assets of $45,602,850 and current liabilities of $25,343,027. For the year ended December 31, 2009, our primary source of liquidity was $15,885,573 in net cash provided by operations and $29,941,015 in net cash provided by the public offerings our common stock and warrants.

As of December 31, 2009, the Company’s current liabilities were $25,343,027, consisting of $13,373,640 in accounts payable primarily comprised of costs related to the drilling of an additional 42 wells in 2009, $4,930,202 in income and other taxes payable, and $5,625,000 for the current portion of secured debenture due to the lender.

Net cash provided by operating activities was $15,885,573 for the year ended December 31, 2009 compared to $36,143,493 for the same period in 2008. The decrease is primarily related to a net loss of $20,091,160 due to the impairment of oil properties, change in fair value of warrants and loss on extinguishment of debt.

Net cash used in investing activities was $29,912,139 for the year ended December 31, 2009 compared to $31,875,938 for the same period in 2008. The net cash used in investing activities in 2009 was primarily for the acquisition of our new subsidiary, Tiancheng Drilling.

Net cash provided by financing activities was $29,512,312 for the year ended December 31, 2009 compared to $10,079,101 for the same period in 2008. This increase is primarily a result of the successful completion of our equity offerings in September and December of 2009.

Global oil prices have rebounded from historic low levels experienced in late 2008 and early 2009, and we anticipate that oil prices will remain relatively stable, or trend higher, for the balance of 2010.  Given the higher oil prices we have received over the past six months and anticipated oil prices for the next six to twelve months, we expect that cash flow from operations will be sufficient to allow us to meet all of our obligations and to continue to drill new oil wells.

Capital Commitment

As of December 31, 2009, the Company had capital commitments of 838,000 with a contractor for the completion of drilling of 4 oil wells under construction.

Inflation

Inflation did not have a material impact on our business in 2009.

Material Subsequent Events

Redemption of Our 8% Secured Debenture and Warrants

On January 12, 2010, the Company used a portion of the net proceeds from the issuance of the Company’s common stock to repay in full its 8% Secured Debenture (the “Debenture”) issued to Lotusbox Investments Limited (“Lotusbox”) on February 28, 2008 for the principal amount of $15,000,000.

As of January 11, 2010, the total amount owed on the Debenture was $10,734,739.73, which includes remaining principal plus accrued interest. In addition to using the proceeds from it’s December 2009 public offering, the Company also applied the aggregate exercise price of $2,038,479.30 from the exercise of the Series B Common Stock Purchase Warrants issued to Lotusbox on February 28, 2008 (the “Series B Warrants”) to purchase 867,438 shares of the Company’s common stock at the exercise price of $2.35 per share to offset the repayment of the Debenture. The Debenture would have matured on February 28, 2012. No early termination or prepayment penalties were incurred by the Company in connection with such termination.

As result of the repayment of the Debenture, the following agreements pursuant to which the Company granted certain security interests to Lotusbox were terminated: (1) a share pledge agreement whereby the Company granted to Lotusbox a pledge on 66% of the Company’s equity interest in Song Yuan Technical as collateral to secure the Debenture; (2) a security agreement whereby the Company granted to Lotusbox a security interest in certain properties of the Company as collateral to secure the Debenture; and (3) an additional security agreement whereby the Company granted Lotusbox the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default which results in the acceleration of the Debenture.

CRITICAL ACCOUNTING POLICIES

Oil Properties and Reserves. We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the unit-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized. Under the new rules, we prepared our oil and gas reserve estimates as of December 31, 2009 using the average, first-day-of–the- month price during the 12-month period ending December 31, 2009. In prior years through September 30, 2009, we used the year-end price. Prior to December 31, 2009, subsequent commodity price increases could be utilized to calculate the ceiling value. See Note 3 “Change in Method of Determining Oil and Gas Reserves” to the accompanying consolidated financial statements for further discussion of changes in the ceiling test as of December 31, 2009. As of March 31, 2009, our full cost pool exceeded the ceiling limitation based on oil prices of $40.64 per barrel, which resulted in an impairment charge for the three months then ended of $13,825,567. There was no additional impairment recorded for the remainder of 2009. Therefore, impairment expense of $13,825,567 was recorded during the year ended December 31, 2009.

Estimated reserve quantities and future net cash flows have the most significant impact on us because these reserve estimates are used in providing a measure of the overall value of our Company. Estimated quantities are affected by changes in commodity prices, additions to oil properties and actual well performance. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of our proved properties. If our reserve quantities change or if additional costs are reclassified from unproved properties into proved properties, depletion expense could be significantly affected.

Estimating accumulations of oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (“SEC”), such as oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells have been producing less than seven years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the estimates of our proved reserves including developed producing, developed non-producing and undeveloped. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

Actual future production, oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing oil prices.

Secured Debenture and Warrant Valuation.  On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants in three tranches with initial exercise prices of $0.01 per share ("Class A Warrants"), $3.20 per share ("Class B Warrants") and $3.45 per share (“Class C Warrants), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default.  The Company accounts for the warrants issued in conjunction with the Secured Debenture as liability instruments in accordance with paragraph 8 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.” Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of discount, was $4,731,679. The debenture will be accreted to liquidation value over four years, using the effective interest rate method.

The Company treats these warrants and similar warrants as liabilities under EITF 00-19 and accordingly records the warrants at fair value with changes in fair values recorded in the statement of income until such time as the warrants are exercised or expire. The fair values of warrant liabilities associated with the secured debenture financing, including warrants issued to the investor and warrants issued to an investment consultant and recorded as deferred financing costs, were $11,295,153 at issuance and $6,830,962 at December 31, 2008. For the year ended December 31, 2008, the Company recorded a gain of $4,464,191 in changes in the fair value of the warrants in earnings.

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

On March 5, 2009, the Company and the Investor entered into Amendment No. 1 to the 8% Secured Debenture (the “Amendment”) which amended the 8% Secured Debenture (the “Debenture”) issued to the Investor on February 28, 2008 for the principal amount of $15,000,000.  Pursuant to the Amendment, the Investor agreed to extend the Company’s requirement to effect a listing of its common stock on either the NYSE Alternext US LLC (formerly known as the American Stock Exchange) or NASDAQ until August 30, 2010, and the Company agreed to issue warrants to purchase up to (1) 250,000 shares of common stock at a per share exercise price of $2.00 and (2) 250,000 shares of common stock at a per share exercise price of $2.35 (together, the “Warrants”).

As of December 31, 2009, the aggregate fair value of the warrants was calculated at $39,528,261 using the Black-Scholes Option Pricing Model. The Company recorded a loss of $27,398,967 in change in fair value of warrants for the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements on page F-1 of this report.

ITEM 6A. QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting issuers.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries including the notes thereto, together with the report of Jimmy C.H. Cheung & Co. is presented beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 4, 2010, we were notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co., the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”). In connection with the merger, JCHC had resigned as the Company’s independent registered pubic accounting firm and the Company with the approval of its Board of Directors has engaged BTHK to continue as the Company’s independent registered public accounting firm.

The audit reports of JCHC on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most two recent fiscal years ended December 31, 2008 and 2007 and through January 29, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was not effective as of December 31, 2009.

The specific material weakness and significant deficiency identified by the Company’s management as of December 31, 2009 is described as follows:

Material Weakness

Inadequate US GAAP expertise — The current staff in the accounting department is inexperienced in US GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries are not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Significant Deficiency

The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, internally we have started the process to recruit more senior qualified people in order to improve our internal control procedures. Externally, we also seek qualified consultant to assist the Company in improving the Company’s internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

Remediation Initiative

In 2010 we retained an outside consulting firm with specialized knowledge in financial accounting and specific knowledge of oil industry accounting to assist us with the review and preparation of our financial report. In addition, we intend to implement formal and informal training programs for our accounting personnel, particularly with respect to the accounting of non-cash items.

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

Conclusion

Notwithstanding the material weaknesses and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial conditions, results of operations and cash flow for the years presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements misleading, in light of the circumstances under which such statements were made during the years covered in this report.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the forth fiscal quarter in 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Management and Board of Directors

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Wang Hong Jun(1)	38	Chief Executive Officer and Director
Li Jingfu(2)	60	Acting Chief Executive Officer and Director
Edward M. Rule(3)	62	Chairman of the Board
Andrew Kan(4)	33	Acting Chief Financial Officer
Hu Ruishi(5)	56	Director
Yau-Sing Tang(6)	48	Director
Robert C. Bruce(7)	47	Director
Ju Guizhi(8)	56	Director
Yu Li Guo(9)	37	Director
Zhang Yang(10)	28	Chief Financial Officer
(1)	Currently on administrative leave as the Chief Executive Officer.
(2)	Appointed as Acting Chief Executive Officer on May 23, 2010.
(3)	Appointed as Chairman of the Board on May 23, 2010.
(4)	Appointed as Acting Chief Executive Officer on May 23, 2010.
(5)	Appointed as director on June 28, 2010.
(6)	Appointed as director on August 9, 2010.
(7)	Resigned as director on August 8, 2010.
(8)	Appointed as director on November 20, 2009 and resigned on May 23, 2010.
(9)	Resigned as director on November 20, 2009.
(10)	Resigned of Chief Financial Officer on May 23, 2010.

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

ROBERT C. BRUCE has served as Director of the Company since May 2008. Mr. Bruce is President of Oakmont Advisory Group, LLC, a financial management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004 he served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce serves as a member of the board of directors of ImmuCell Corporation (NASDAQ: ICCC) and Lihua International, Inc. (NASDAQ: LIWA). Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree in East Asian Studies from Princeton University. Mr. Bruce speaks and reads Mandarin Chinese.

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

GUIZHI JU, the founder of Songyuan North East Petroleum Technical Services Co., Ltd., has more than 25 years of company leadership and management experience. She currently serves as both General Manager and Director of Songyuan Yu Qiao Oil & Gas Development Co., Ltd.  In 2005, she was the Chairman of Songyuan North East Petroleum Technical Services Co., Ltd. Between 2002 and 2005; Ms. Ju founded Harbin Hongxiang Oil Service Company and served as Chairman and Manager. She has extensive experience in business development and operation. Ms. Ju is the mother of our President and Chairman, Mr. Wang Hong Jun.

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

RUISHI HU has over 30 years of experience in the petroleum industry in China.  Since 2009 Mr. Hu has been serving as a director of Qianguo County Mongolia Autonomous Petroleum Development Company, a joint venture established by PetroChina Company Limited (“PetroChina”) Jilin Branch and the government of Qianguo County. From 2007 to 2009, Mr. Hu served as the chief representative of PetroChina to the Company’s subsidiary, Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation. From 2004 to 2007, Mr. Hu served as a director of Songyuan City Jingyuan Petroleum Development Company, a joint venture established by PetroChina Jilin Branch and Beijing National Economic Council. Prior to 2004, Mr. Hu had served in management capacity with Jilin Petroleum Group Drilling Technology Research Institute and Jilin Oilfield Administration Bureau.

ANDREW KAN is a manager of the Forensic Accounting Department at John Lees & Associates Limited in Hong Kong and has held that position since June 2009.  Between June 2009 and August 2005, Mr. Kan served as the Assistant Manager of Forensics Services at Ferrier Hodgson Limited in Hong Kong.  Prior to joining Ferrier Hodgson, Mr. Kan had 5 years of experience engaged in statutory audit and advisory roles for listed company clients in Hong Kong, the PRC and Taiwan.  Mr. Kan is a member of the Association of Certified Fraud Examiners (The United States of America); practicing member of the Hong Kong Institute of Certified Public Accountants (Hong Kong); and member of the Institute of Chartered Accountants in English and Wales (The United Kingdom).  Mr. Kan received his Bachelor of Business Administration in Accountancy from the City University of Hong Kong and his Professional Diploma in Fraud Examination from the Chinese University of Hong Kong.

YAU-SING TANG is the Chief Financial Officer and Controller of China Agritech, Inc. which is listed on NASDAQ Global Market under the symbol “CAGC,” and has served in that capacity since October 22, 2008. Prior to that from April 2008 to September 2008, Mr. Tang was the director of AGCA CPA Limited, a CPA firm in Hong Kong. From August 2006 to March 2008, Mr. Tang served as financial controller of Carpenter Tan Holdings Ltd., a company listed on The Stock Exchange of Hong Kong Limited. Prior to that, he was the founder and managing director of AGCA CPA, Limited from January 2006 to July 2006. From April 2003 to December 2005, he was executive director and chief financial officer of China Cable & Communication, Inc., which is quoted on the Pink Sheets under the symbol CCCI.PK. Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong in 1986. He is a fellow of the Association of Chartered Certified Accountants in the U.K. and the Hong Kong Institute of Certified Public Accountants. He is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong.

Board Leadership Structure

The Board of Directors believes that Mr. Rule’s service as Chairman of the Board is in the best interest of the Company and its stockholders. Mr. Rule possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Family Relationships

Yu Li Guo, a former Director and employee of the Company is the brother-in-law and Ju Guizhi, a former Director, is the mother of Wang Hong Jun, Chief Executive Officer of the Company. Other than these relationships, there are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance Matters

Board of Directors

We have five members serving on our Board of Directors, of which a majority are independent directors. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During the fiscal year ended December 31, 2009, the Board of Directors met ten times and took action by written consent on four occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Director Qualifications

In general, we seek directors:

·	with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses;
·	who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion;
·	who have an understanding of China and the ability to communicate in Mandarin Chinese; and
·	who have the ability and commitment to devote significant time and energy to service on the Board and its committees.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Wang, as founder and key operational manager of the Company has significant expertise in the business operations of the Company, including production operations, corporate strategy and general management roles; (ii) Mr. Rule, Mr. Hu and Mr. Tang have significant executive level and board experience throughout his career in leading high growth and established companies and investment funds, speak, read and write Mandarin Chinese, have an interest in and knowledge of Chinese management practices, and each brings substantial financial and corporate strategy knowledge, experience and training, including experience with SEC reporting, to their roles as directors; and (iii) Mr. Li is an experienced petroleum industry executive based in Jilin Province who has extensive finance and operational knowledge, experience and training from his lengthy career with PetroChina.

Risk Oversight

The Board of Directors is responsible for the oversight of risk management related to the company and its business and accomplishes this oversight through regular reporting by the Audit Committee. The Audit Committee assists the Board by periodically reviewing the accounting, reporting and financial practices of the company, including the integrity of our financial statements, the surveillance of administrative and financial controls and the company’s compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance and internal audit functions, the Audit Committee reviews and discusses significant areas of our business, including operational management practices, internal controls, accounting policies and procedures and summarizes for the Board of Directors areas of risk and the appropriate mitigating factors.

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

Audit Committee. Messrs. Rule, Hu and Tang serve on the audit committee of the Board of Directors.  The audit committee oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

·	approve and retain the independent auditors to conduct the annual audit of our books and records;

·	review the proposed scope and results of the audit;

·	review and pre-approve the independent auditors’ audit and non-audited services rendered;

·	approve the audit fees to be paid;

·	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;

·	review and approve transactions between us and our directors, officers and affiliates;

·	recognize and prevent prohibited non-audit services;

·	meeting separately and periodically with management and our internal auditor and independent auditors; and

The Audit Committee operates under a written charter. Mr. Tang serves as the Chairman of our Audit Committee.

Audit Committee Financial Expert. Our Board of Directors has determined that Mr. Tang qualifies as an “audit committee financial expert” and that all three members of the Audit Committee are “independent,” in each case as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Board of Directors Independence. Our Board of Directors consists of five members. Three of the members of the board of directors are “independent” as defined under the rules of the NASDAQ Stock Market.

Nominating Committee. In August 2008, Messrs. Rule, Wang and Li were appointed to serve on the nominating committee of the Board of Directors.  Mr. Li serves as Chair of the Nominating Committee.  The Nominating Committee is responsible for identifying potential candidates to serve on our board and its committees. The committee’s responsibilities include the following functions:

·	making recommendations to the board regarding the size and composition of the board;

·	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

·	establishing procedures for the nomination process;

·	advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adapted by the board; and

·	establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On August 5, 2008, we adopted a Nominating and Corporate Governance Committee charter. Under such charter, while there have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors, stockholders who wish to recommend to the Nominating and Corporate Governance Committee a candidate for election to the Board of Directors should send their letters to: Li Jingfu, Chairman, Nominating Committee, China North East Petroleum, Suite 1413, Foster Mansion, 85 Pu Jiang Road, Nan Gang, Harbin, China, 150010, Attention: Nominating and Corporate Governance Committee, or 445 Park Avenue, New York, NY 10022, Attention: Nominating Committee. The Corporate Secretary will promptly forward all such letters to the members of the Nominating Committee. Stockholders must follow certain procedures to recommend to the Nominating Committee candidates for election as directors. In general, in order to provide sufficient time to enable the Nominating Committee to evaluate candidates recommended by stockholders in connection with selecting candidates for nomination in connection with the Company’s annual meeting of stockholders, the Corporate Secretary must receive the stockholder’s recommendation not less than sixty (60) days nor more than ninety (90) days prior to the anniversary of the mailing of the proxy statement for the annual meeting of stockholder for the preceding year.

The Nominating Committee evaluates all nominees, including current directors who may be up for re-election, based on several different professional criteria and in accordance with the minimum requirements as established in its charter and in the Company’s Articles of Incorporation and Bylaws. There are no differences in the manner in which the Nominating Committee evaluates nominees for director based on whether the nominee was recommended by a stockholder. Among other things, the Nominating Committee takes into account, when acting upon nominees, factors such as familiarity with the industry in which the Company operates, experience in working with China-based companies, the relevant expertise of its directors and director nominees, whether the director or nominee would be considered independent, the time that the director or nominee will be able to devote to Company matters, experience with US public companies, language skills and other factors. The Nominating Committee believes that it is appropriate to include representation of senior management on the Board of Directors.

Compensation Committee. In June 2008, Messrs. Rule, Wang and Li were appointed to serve on the compensation committee of the Board of Directors.  Mr. Rule serves as Chair of the compensation committee. The Compensation Committee is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. Its responsibilities include the following functions:

·
reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other senior officers; evaluating the performance of these officers in light of those goals and objectives; and setting compensation of these officers based on such evaluations;

·
administering our benefit plans and the issuance of stock options and other awards under our stock plans; and reviewing and establishing appropriate insurance coverage for our directors and executive officers;

·
recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

·	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. We believe that, during fiscal 2009, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors and executive officers.

REPORT OF THE AUDIT COMMITTEE

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

 In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management, and the Chair of the Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent.” Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Yau-Sing Tang
Ruishi Hu
Edward Rule

ITEM 11. EXECUTIVE COMPENSATION.

We strive to provide our named executive officers with a competitive compensation package that is in line with their roles and responsibilities.

We believe that other peer companies in China which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes.  However, none of our direct competitors are public companies in the U.S.

It is not uncommon for companies with operations primarily in China operations to have base salaries and bonuses as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

In 2006, the Company adopted the 2006 Stock Option/Stock Issuance Plan (the “Plan”). The Plan includes: Distribution Equivalent Rights, Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing. We will consider other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparative to our peers in the industry and aimed to retain and attract talented individuals.

The table below sets forth information concerning compensation paid to the chief executive officer and chief financial officer. None of the Company’s other executive officers currently serving as such had annual compensation exceeded $100,000 (U.S.) in the last fiscal year.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Hong Jun, President and Chairman of the Board	2009	17,544	-	-	516,972	-	-	-	534,516
	2008	5,922	-	-	236,946	-	-	-	242,868
	2007	5,922	-	-	-	-	-	-	5,922
Zhang Yang, Chief Financial Officer	2009	8,272	-	168,750	-	-	-	-	177,022
	2008	6,580	-	281,250	-	-	-	-	287,830
	2007	5,922	-	-	-	-	-	-	5,922

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of one U.S. dollar to RMB 6.84088 for year 2009, one U.S. dollar to RMB 6.96225 for year 2008, one U.S. dollar to RMB 7.2946 for year 2007.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s officers and directors as at the fiscal year end, December 31, 2009.

None of our named executive officers received any equity awards during 2009.

Grants of Plan-Based Awards

As a smaller reporting company disclosure under this section is not required.

Outstanding Equity Awards for 2009

None of our named executive officers received any equity awards during 2009.

Option Exercises and Stock Vested

None

Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Wang Hong Jun	-	-	48,700	-	-	-	48,700
Robert Bruce	45,500	-	68,019	-	-	-	113,519
Edward Rule	40,500	-	68,019	-	-	-	108,519
Li Jing Fu	32,500	-	68,019	-	-	-	100,519
Ju Guizhi(3)	-	-	-	-	-	-	-

(1) All compensation is paid in U.S. dollars.
(2) Yu Liguo resigned as director on November 20, 2009.
(3) Ju Guizhi was appointed as director on November 20, 2009 and resigned on May 23, 2010.

For 2009, the non-employee directors will each receive annual cash compensation of $20,000 paid on a quarterly basis. Each director will also receive $1,000 for each meeting attended in person or by telephone, except for directors who reside outside of Jilin or Heilongjiang provinces will receive $5,000 for each meeting attended in person held at the Company’s principal office.  The Chairman of the audit committee will receive an additional annual cash compensation of $5,000, paid on a quarterly basis.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 9, 2010 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 29,487,235 shares of common stock outstanding, as of April 9, 2010.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In
Common Stock

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP(2)	PERCENT OF CLASS OF STOCK OUTSTANDING (%)
Officers and Directors	Common Stock
Wang Hong Jun	6,982,000	26.6
Zhang Yang	70,000	*
Robert Bruce(3)	49,000	*
Edward Rule(4)	40,000	*
Li Jing Fu(5)	40,000	*
Yu Li Guo**	-0-	*
Jiang Chao	20,000	*
Guizhi Ju	-0-	*
All Officers and Directors as a Group (7 persons)	7,192000	24.3

5% Beneficial Owners
Lotusbox Investments Limited(6) 137, telok Ayer Street #04-04/05 Singapore 068602	4,630,278	15.7
_______________
* Less than one percent
** Resigned as of November 20, 2009
(1) Unless otherwise indicated, the address of the stockholders is 445 Park Avenue, New York, NY 10022.
(2) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days April 9, 2010.
(3) Includes 40,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 9, 2010, 4,000 shares of common stock owned by Mr. Bruce and 5,000 shares of common stock owned by his wife.
(4) Includes 40,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 9, 2010.
 (5) Includes 20,000 shares of common stock and 20,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of April 9, 2010.
(6) Includes 2,030,278 shares of common stock and 2,600,000 shares of common stock issuable upon exercise of warrants that are exercisable. Harmony Investment Fund Limited, through its directors Suresh Withana and John Robert Nicholls, has shared voting and dispositive rights over the securities held by Lotusbox Investments Limited.

Securities Authorized for Issuance under Equity Compensation Plan

Please refer to information disclosed in Part II, Item 4 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

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

1.
As of December 31, 2009 and 2008, the company owed a related party $89,269 and $738 respectively which is repayable in December 2010. Imputed interest expense is computed at 5% per annum on the amount due for the years ended December 31, 2009 and 2008 respectively.

2.
As of December 31, 2009 and 2008, the company owed a related party $14,626 and $14,590 respectively which is repayable in December 2010. Imputed interest expense is computed at 5% per annum on the amount due for the years ended December 31, 2009 and 2008 respectively.

3.	Total imputed interest expenses recorded as additional paid in capital amounted to $120,310 and $50,587 for the years ended December 31, 2009 and 2008 respectively.

4.	The company paid a stockholder $14,033 and $13,789 for leased office spaces for the years ended December 31, 2009 and 2008 respectively.

Indemnification Agreements

None.

Director Independence

Our Board of Directors consists of five members.  The Company has adopted the independence standards promulgated by NYSE Amex LLC. Based on these standards, the Board has determined that all of the members of the Board of Directors, except for Mr.Wang and Mr. Li, are “independent” as defined under the listing standards for NYSE Amex LLC. The three independent directors are Edward Rule, Yau-Sing Tang and Ruishi Hu.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On February 4, 2010, we were notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co., the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”). In connection with the merger, JCHC had resigned as the Company’s independent registered pubic accounting firm and the Company with the approval of its Board of Directors has engaged BTHK to audit the Company’s financial statements for the year ended December 31, 2009.

JCHC was our independent auditor engaged to examine our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007. The following table shows the fees that we paid or accrued for the audit and other services provided by JCHC for the fiscal years ended December 31, 2009 and December 31, 2008.

	Years Ended December 31
	2009	2008
Audit Fees	$49,000	$65,800
Audit-Related Fees	4,000	3,200
Tax Fees	-	-
Other Fees	-	-

The following table shows the fees that we paid or accrued for the audit and other services provided by BTHK for the fiscal year ended December 31, 2009.

Year Ended December 31
2009
Audit Fees	$68,000
Audit-Related Fees	--
Tax Fees	--
Other Fees	--

Audit fees were for professional services rendered by BTHK during the 2009 fiscal year for the audit of our annual financial statements, and services that are normally provided by BTHK in connection with statutory and regulatory filings or engagements for that fiscal year, including review and consent related to the filing of amended and restated financial reports on Forms 10-K for the year ended December 31, 2008 and 10-Q for the periods ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009.

BTHK did not bill any other fees for services rendered to us during the fiscal year ended December 31, 2009 for assurance and related services in connection with the audit or review of our financial statements.

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
PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following are filed with this report:

(1)	The financial statements listed on the Index to Consolidated Financial Statements

(2)	Not applicable

(3)	The exhibits listed on the Exhibit Index, which include managerial contracts or compensatory plans or arrangements.

(b)          The exhibits listed on the Exhibit Index are filed as part of this report.

(c)           Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
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

3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.2	By-laws are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.
3.3	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant’s Information Statement on Form 14C filed with the SEC on May 26, 2004.
3.4	Certificate of Amendments to Articles of Incorporation filed with the Secretary of State of Nevada on September 12, 2005*
3.5	Amended and Restated By-laws are incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2008.
4.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on February 27, 2006.
4.2	8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.3	Form of Series A and C Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.4	Form of Series B Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.
4.5	Form of Common Stock Purchase Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.
4.6	Amendment No. 1 to 8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.

Exhibit No.	Description
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

Exhibit No.	Description
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

10.19
Equity Transfer Agreement dated December 20, 2006 by and between Wang Hong Jun and Ju Gui Zhi for the transfer of equity interest in Song Yuan North East Petroleum Technical Service Co., Ltd. (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.20
Equity Transfer Agreement dated March 17, 2008 by and between Sun Peng and Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in Long De (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.21
Equity Transfer Agreement dated April 7, 2008 by and between Wang Hong Jun and Wang Bing Wu for the transfer of equity interest in Yu Qiao (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.22
Equity Transfer Agreement dated March 17, 2008 by and between Ai Chang Shang and Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in Long De (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.23
Trust Agreement dated April 18, 2008 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang Hong Jun (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.24
Trust Agreement dated October 8, 2006 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang Hong Jun (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
21.1	List of Subsidiaries is incorporated herein by reference from Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008.
23.1*	Consent of Independent Petroleum Consultants Ralph E. Davis & Associates, Inc.*
23.2	Opinion of Shanghai Bao Rui Law Firm dated April 14, 2010 is incorporated herein by reference from Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2010

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jingfu Li	Acting Chief Executive Officer	September 3, 2010
Jinfgu Li	(Principal Executive Officer and Principal Financial Officer)

/s/ Ruishi Hu	Director	September 3, 2010
Ruishi Hu

/s/ Edward Rule	Director	September 3, 2010
Edward Rule

/s/ Wang Hong Jun	Director	September 3, 2010
Wang Hong Jun

/s/ Yau-Sing Tang	Director	September 3, 2010
Yau-Sing Tang

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

Pages
Reports of Independent Registered Public Accounting Firm	F-1 - F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008 (Restated)	F-3
Consolidated Statements of Operations and Comprehensive Income (loss) for the years ended December 31, 2009 and 2008 (Restated)	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008 (Restated)	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 (Restated)	F-6
Notes to the Consolidated Financial Statements as of December 31, 2009 and 2008	F-7 - F-36

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
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited, before the effects of the restatement as described in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 (the 2008 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, before the effects of the restatement as described in Note 1 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the restatement as described in Note 1 to the consolidated financial statements, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly restated.  These adjustments were audited by Baker Tilly Hong Kong Limited.

/s/ Jimmy C.H. Cheung & Co

JIMMY C.H. CHEUNG & CO
Certified Public Accountants
Hong Kong
Date: February 23, 2009, except for Note 1, as to which the date is September 3, 2010

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 21277660
Email: jimmy.cheung@jchcheungco.hk
Website: http://www.jchcheungco.hk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited the accompanying consolidated balance sheet of China North East Petroleum Holdings Limited (the “Company”) and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2009, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments as described in Note 1 to the consolidated financial statements that were applied to restate the 2008 financial statements to correct the errors.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review or apply any procedures to the 2008 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong
Date: September 3, 2010

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Consolidated Balance Sheets
As of December 31, 2009 and 2008 (Restated)
	2009	2008 (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,693,132	$13,239,213
Accounts receivable, net	16,231,369	4,230,080
Prepaid expenses and other current assets	678,349	781,121
Value added tax recoverable	-	311,240
Total Current Assets	45,602,850	18,561,654

PROPERTY AND EQUIPMENT
Oil properties, net	45,777,428	54,326,410
Fixed assets, net	16,466,117	1,684,377
Oil properties under construction	69,395	714,629
Total Property and Equipment	62,312,940	56,725,416

LAND USE RIGHTS, NET	630,387	36,198
GOODWILL	1,645,589	-
DEFERRED FINANCING COSTS, NET	-	1,481,557
DEFERRED TAX ASSETS	7,538,868	3,122,519

TOTAL ASSETS	$117,730,634	$79,927,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,373,640	$10,985,894
Current portion of secured debenture	5,625,000	2,625,000
Other payables and accrued expenses	1,165,494	821,918
Due to related parties	14,626	66,262
Due to a related company	144,796	-
Income tax and other taxes payable	4,930,202	3,710,870
Due to a stockholder	89,269	738
Total Current Liabilities	25,343,027	18,210,682

LONG-TERM LIABILITIES
Accounts payable	-	13,944,903
Secured debenture, net of discount	4,875,000	4,750,765
Warrants	39,528,261	6,830,962
Total Long-term Liabilities	44,403,261	25,526,630

TOTAL LIABILITIES	69,746,288	43,737,312

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
27,935,818 shares issued and outstanding as of
December 31, 2009; 20,784,080 shares issued and
outstanding as of December 31, 2008)	27,936	20,784
Additional paid-in capital	42,582,142	13,067,693
Retained earnings (deficits)
Unappropriated	(7,995,947)	15,264,623
Appropriated	2,524,055	1,372,999
Accumulated other comprehensive income	3,181,452	3,085,703
Total NEP Stockholders' Equity	40,319,638	32,811,802

Noncontrolling interests	7,664,708	3,378,230
TOTAL EQUITY	47,984,346	36,190,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,730,634	$79,927,344

The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended December 31, 2009 and 2008 (Restated)

	2009	2008
		(Restated)

REVENUE
Sales of crude oil	$51,080,775	$58,572,250
Drilling revenue	13,577,310	-
Total Revenue	64,658,085	58,572,250

COST OF REVENUE
Production costs	2,868,895	3,847,775
Drilling costs	4,861,488	-
Depreciation, depletion and amortization of oil properties	9,795,312	8,609,508
Amortization of land use rights	19,792	11,718
Government oil surcharge	4,618,789	11,105,325
Total Cost of Revenue	22,164,276	23,574,326

GROSS PROFIT	42,493,809	34,997,924

OPERATING EXPENSES
Selling, general and administrative expenses	2,942,381	2,807,328
Professional fees	479,233	340,335
Consulting fees	185,895	259,604
Depreciation of fixed assets	661,199	229,434
Impairment of oil properties	13,837,108	13,184,103
Total Operating Expenses	18,105,816	16,820,804

INCOME FROM OPERATIONS	24,387,993	18,177,120

OTHER INCOME (EXPENSE)
Other expense	(55,733)	(112,517)
Interest expense	(987,815)	(1,011,367)
Amortization of deferred financing costs	(144,507)	(731,504)
Amortization of discount on debenture	(670,492)	(3,394,086)
Imputed interest expense	(120,310)	(50,587)
Interest income	59,263	38,829
Change in fair value of warrants	(27,398,967)	4,464,191
Loss on extinguishment of debt	(8,260,630)	-
Total Other Expense, net	(37,579,191)	(797,041)

NET (LOSS) INCOME BEFORE INCOME TAXES	(13,191,198)	17,380,079
Income tax expense	(6,899,962)	(5,276,636)
NET (LOSS) INCOME	(20,091,160)	12,103,443
Less: net income attributable to noncontrolling interests	(2,018,354)	(1,582,991)
NET (LOSS) INCOME ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	(22,109,514)	10,520,452

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	106,387	1,912,742
Less: foreign currency translation gain attributable to noncontrolling interests	(10,638)	(191,275)
Foreign currency translation gain attributable to NEP common stockholders	95,749	1,721,467

COMPREHENSIVE (LOSS) INCOME	$(22,013,765)	$12,241,919

Net (loss) income per share
- basic	$(0.99)	$0.53
- diluted	$(0.99)	$0.53

Weighted average number of shares outstanding during the year
- basic	22,414,678	19,805,340
- diluted	22,414,678	19,924,929

		`
The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (Restated)

	NEP Common Stockholders
	Common stock		Additional	Deferred	Unappropriated	Appropriated	Accumulated other
	Number of		paid-in	stock	retained earnings	retained	comprehensive	Non-controlling
	shares	Amount	capital	compensation	(deficits)	earnings	income	interests	Total
Balance at December 31, 2007	19,224,080	$19,224	$11,361,579	$(27,125)	$5,200,907	$916,263	$1,364,236	$1,124,964	19,960,048
Components of comprehensive income
Net income for the year	-	-	-	-	10,520,452	-	-	1,582,991	12,103,443
Foreign currency translation gain	-	-	-	-	-	-	1,721,467	191,275	1,912,742
Comprehensive income	-	-	-	-	-	-	-	-	14,016,185
Issuance of common stock for services	360,000	360	1,012,140	-	-	-	-	-	1,012,500
Amortization of deferred stock compensation related
to common stocks issued for services	-	-	-	27,125	-	-	-	-	27,125
Exercise of warrants for cash	1,200,000	1,200	10,800	-	-	-	-	-	12,000
Warrants issued for services	-	-	89,133	-	-	-	-	-	89,133
Stock compensation expenses on options issued	-	-	543,454	-	-	-	-	-	543,454
Imputed interest expenses on advances from
a stockholder and related parties	-	-	50,587	-	-	-	-	-	50,587
Contribution to increased registered capital of
a subsidiary by noncontrolling interests	-	-	-	-	-	-	-	479,000	479,000
Transfer from retained earnings to
statutory reserves	-	-	-	-	(456,736)	456,736	-	-	-

Balance at December 31, 2008 (Restated)	20,784,080	$20,784	$13,067,693	$-	$15,264,623	$1,372,999	$3,085,703	$3,378,230	$36,190,032

Components of comprehensive income
Net (loss) income for the year	-	-	-	-	(22,109,514)	-	-	2,018,354	(20,091,160)
Foreign currency translation gain	-	-	-	-	-	-	95,749	10,638	106,387
Comprehensive loss	-	-	-	-	-	-	-	-	(19,984,773)
Issuance of stock for public offering	5,963,637	5,964	25,356,556	-	-	-	-	-	25,362,520
Issuance of common stock for services	20,000	20	87,980	-	-	-	-	-	88,000
Stock-based compensation related
to common stocks issued for services	-	-	607,500	-	-	-	-	-	607,500
Exercise of warrants for cash	852,562	852	1,701,869	-	-	-	-	-	1,702,721
Exercise of warrants for cashless	195,539	196	(196)	-	-	-	-	-	-
Exercise of options for cash	120,000	120	440,880	-	-	-	-	-	441,000
Warrants issued for services	-	-	201,303	-	-	-	-	-	201,303
Stock compensation expenses on options issued	-	-	998,247	-	-	-	-	-	998,247
Share of net assets on acquisition of Tiancheng	-	-	-	-	-	-	-	1,261,601	1,261,601
Imputed interest expenses on advances from
a stockholder and a related party	-	-	120,310	-	-	-	-	-	120,310
Contribution to increased registered capital of
a subsidiary by noncontrolling interests	-	-	-	-	-	-	-	995,885	995,885
Transfer from retained earnings to
statutory reserves	-	-	-	-	(1,151,056)	1,151,056	-	-	-

Balance at December 31, 2009	27,935,818	$27,936	$42,582,142	$-	$(7,995,947)	$2,524,055	$3,181,452	$7,664,708	$47,984,346

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008 (Restated)
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(20,091,160)	$12,103,443
Adjusted to reconcile net (loss) income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	9,795,312	8,609,508
Depreciation of fixed assets	661,199	229,434
Amortization of land use rights	19,792	11,718
Amortization of deferred financing costs	144,507	731,504
Amortization of discount on debenture	670,492	3,394,086
Stock option compensation	998,247	543,454
Loss on extinguishment of debt	8,260,630	-
Change in fair value of warrants	27,398,967	(4,464,191)
Impairment of oil properties	13,837,108	13,184,103
Warrants issued for services	201,303	89,133
Stock issued for consulting services	88,000	27,125
Stock-based compensation for employee service	607,500	1,012,500
Imputed interest expenses	120,310	50,587
Gain on disposal of fixed assets	(7,136)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(12,001,289)	622,553
Prepaid expenses and other current assets	102,772	(383,075)
Deferred tax assets	(4,416,349)	(3,665,619)
Value added tax recoverable	311,240	340,665
Increase (decrease) in:
Accounts payable	(11,557,157)	2,882,206
Other payables and accrued expenses	167,593	(199,062)
Income tax and other taxes payable	573,692	1,023,421
Net cash provided by operating activities	15,885,573	36,143,493

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil properties	(13,922,383)	(29,206,040)
Purchase of fixed assets	(3,616,147)	(957,449)
Additions to oil properties under construction	(384,019)	(1,712,449)
Proceeds on disposal of fixed assets	364,877	-
Cash outflow from acquisition of a subsidiary	(12,354,467)	-
Net cash used in investing activities	(29,912,139)	(31,875,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance and sale in public offering
of common stock and warrants, net	29,941,015	-
Contribution to increased registered capital of a
subsidiary by noncontrolling interests	995,885	479,000
Payment of deferred financing costs	-	(1,186,229)
Repayment of note payable	-	(273,444)
Proceeds from issuance of secured debenture	-	15,000,000
Repayment of secured debenture	(3,750,000)	(750,000)
Proceeds from exercise of stock warrants and options	2,143,721	12,000
Increase (decrease) in due to a stockholder	88,531	(122,367)
Decrease in due to related parties	(51,636)	(3,079,859)
Increase in due to a related company	144,796	-
Net cash provided by financing activities	29,512,312	10,079,101

EFFECT OF EXCHANGE RATE ON CASH	(31,827)	(1,182,081)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,453,919	13,164,575

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,693,132	$13,239,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax expense	$12,028,254	$7,824,394

Interest expense	$777,185	$1,011,367

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During 2008, the Company issued warrants in connection with the secured debenture to the investor and to investment consultants valued at $10,268,322 and $1,026,832, respectively.
In July 2009, the Company issued a total of 20,000 shares of common stock for consulting services with an aggregate fair value of $88,000;
During the third quarter of 2009, the Company issued a total of 195,539 shares of its common stock to warrant holders pursuant to a cashless exercise option of its Class B and C warrants with an aggregate fair value of $1,080,214; and
In September 2009, the Company issued warrants in connection the 2009 Private Placement to the investors, placement agent and the investment consultants valued at $2,150,909, $410,256 and $410,256, respectively.
In December 2009, the Company issued warrants in connection the 2009 Private Placement to the investors and placement agent valued at $1,204,231 and $402,843, respectively.

The accompanying notes are an integral part of these consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

1.	RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements as of December 31, 2008 and for the year then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to ASC 815 (formerly known as Emerging Issues Task Force (“EITF”) 00-19) as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) amounts payable to consultant included in accrued liabilites; (viii) depreciation, depletion and amortization of oil properties; (ix) ceiling test reduction of the net carrying value of oil properties; (x) income tax expense for the above items; and (xi) noncontrolling interests (formerly known as minority interests) for certain of the above items.

As a result, the accompanying consolidated financial statements as of December 31, 2008 and for the year then ended have been restated from the amounts previously reported. The information in the data table below represents only those statement of operations and comprehensive income, balance sheet, statement of cash flows line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
	Year ended December 31, 2008
	As previously reported	Adjustments	As restated
Cost of Revenue:
Depreciation, depletion and amortization of oil properties	$6,172,422	$2,437,086	$8,609,508
Operating Expenses:
Selling, general and administrative expenses	1,959,602	847,726	2,807,328
Professional fees	251,202	89,133	340,335
Consulting fees	396,330	(136,726)	259,604
Impairment of oil properties	-	13,184,103	13,184,103
Other Income (Expense):
Amortization of deferred financing costs	(247,131)	(484,373)	(731,504)
Amortization of discount on debenture	(1,622,678)	(1,771,408)	(3,394,086)
Change in fair value of warrants	-	4,464,191	4,464,191
Income tax expense (Note)	(9,101,267)	3,824,631	(5,276,636)
Noncontrolling interests	(2,909,686)	1,326,695	(1,582,991)
Net income	19,582,038	(9,061,586)	10,520,452
Foreign currency translation gain	2,098,702	(377,235)	1,721,467
Comprehensive income	21,680,740	(9,438,821)	12,241,919
Net income per share -- Basic	0.99	(0.46)	0.53
Net income per share -- Diluted	0.98	(0.45)	0.53

Note:
The restatement of income tax expense is due to the tax effect of the restatements of 1) depreciation, depletion and amortization of oil properties and 2) ceiling test reduction of the net carrying value of oil properties. Other restatements have no effect on income tax expense.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

1.	RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET INFORMATION
	As of December 31, 2008
	As previously reported	Adjustments	As restated
Assets:
Oil properties, net	$70,193,852	$(15,867,442)	$54,326,410
Deferred financing costs, net	939,098	542,459	1,481,557
Deferred tax assets	-	3,122,519	3,122,519
Total Assets	92,129,808	(12,202,464)	79,927,344
Current Liabilities:
Current portion of secured debenture	1,489,126	1,135,874	2,625,000
Other payables and accrued liabilities	742,264	79,654	821,918
Total current liabilities	16,995,154	1,215,528	18,210,682
Long-term Liabilities:
Secured debenture, net of discount	6,594,700	(1,843,935)	4,750,765
Deferred tax liabilities	762,405	(762,405)	-
Warrants	-	6,830,962	6,830,962
Total long-term liabilities	21,302,008	4,224,622	25,526,630
Stockholders' Equity:
Additional paid-in capital	21,384,816	(8,317,123)	13,067,693
Deferred stock compensation	(1,248,750)	1,248,750	-
Retained earnings, unappropriated	24,326,209	(9,061,586)	15,264,623
Accumulated other comprehensive income	3,462,938	(377,235)	3,085,703
Total NEP stockholders’ equity	49,318,996	(16,507,914)	32,811,802
Noncontrolling interests	4,513,605	(1,135,375)	3,378,230
Total liabilities and stockholders’ equity	92,129,808	(12,202,464)	79,927,344

STATEMENT OF CASH FLOWS INFORMATION
	Year ended December 31, 2008
	As previously reported	Adjustments	As restated
Net income	$19,582,038	$(7,478,595)	$12,103,443
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization of oil properties	6,172,422	2,437,086	8,609,508
Amortization of deferred financing costs	247,131	484,373	731,504
Amortization of discount on debenture	1,622,678	1,771,408	3,394,086
Stock option compensation	336,978	206,476	543,454
Change in fair value of warrants	-	(4,464,191)	(4,464,191)
Impairment of oil properties	-	13,184,103	13,184,103
Warrants issued for services	216,380	(127,247)	89,133
Noncontrolling interests	2,909,686	(2,909,686)	-
Stock-based compensation for service	371,250	641,250	1,012,500
Other payables and accrued liabilities	(278,716)	79,654	(199,062)
Deferred tax assets	219,305	(3,884,924)	(3,665,619)
Net cash provided by operating activities	36,203,786	(60,293)	36,143,493
Effect of exchange rate on cash	(1,242,374)	60,293	(1,182,081)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

China North East Petroleum Holdings Limited (“China North East Petroleum”, “North East Petroleum,” the “Company,’ “we,” “our” or “us”) was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”).

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

On September 25, 2009, Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”). Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Tiancheng at a consideration of US$13,000,000 (the “Purchase Price”) for 100% equity interest in Tiancheng held by the Selling Stockholders. The Purchase Price is payable in two installments. The first installment of US$6,500,000 is due within 15 days from the date of execution of the Agreement and the second installment of US$6,500,000 is due within 15 days after the completion of the registration of the transfer of title of 95% of the equity interest in Tiancheng with the local Industry and Commerce Bureau and the establishment of a trust holding 5% of the equity interest in Tiancheng by one of the Selling Stockholders for the benefit of Song Yuan Technical. The trust is established in order to comply with certain laws of the People’s Republic of China. Tiancheng is principally engaged in providing contract and drilling services to customers for exploration land production of crude oil in the PRC.

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter referred to as (the “Company”).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company is a petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Jilin Province of PRC. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum rights, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Songyuan City region of Jilin Province, PRC.

Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2009 include the financial statements as of December 31, 2009 of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncotrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng.

The accompanying consolidated financial statements as of December 31, 2008 include financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao.  The noncontrolling interest represent the minority shareholders’ 10% share of the results of Son Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company’s financial statements are based on a number of significant estimates, including oil reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil properties, timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments and impairments to unproved property and to proved oil properties.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Furniture, fixtures and equipment	3 to 5 Years
Motor vehicles	5 Years
Drilling equipment	8 Years

Land use rights are stated at cost, less accumulated amortization and are amortized over lease terms from the date of acquisition (See note 10).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.     ORGANIZTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

The Company has adopted a three-level valuation hierarchy for disclosures of fair value measurement in order to enhance disclosures related to fair value measures of financial instruments. The three levels are defined as follow:

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized as follows:
	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$39,528,261
Total	$-	$-	$39,528,261

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Notes 11 and 18 for further information.

The recognition of Level 3 fair value measurements of financial assets and liabilities.

Year Ended
December 31,
2009
Unquoted
derivative
instruments

Opening balance	$6,830,962
Change in fair value of warrants	27,398,967
Issuance of warrants	5,298,332
Closing balances	$39,528,261

The carrying values of cash and cash equivalents, trade receivables, current trade payables, and short-term bank loans and debts approximates their fair values due to the short maturities of these instruments. The Company believes that the carrying value of non-current trade payables the secured debenture at December 31, 2009 approximates fair value, after considering the various attributes of the debt and the Company’s current credit standing. (See Note 11, “Secured Debenture”, for additional information regarding the carrying value of the secured debenture)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.     ORGANIZTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment, net

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of December 31, 2009, the Company did not have any investment in unproved oil properties.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil assets within each separate cost center. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to the differences in the book and tax basis of oil properties.  Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.  Due to the significant decline in oil prices during the fourth quarter of 2008, and first quarter of 2009 the net capitalized costs of our oil properties exceeded the sum of the components noted above by $13,837,108 and $13,184,103 as of December 31, 2009 and 2008, respectively, and therefore the Company has recognized an impairment charge and corresponding reduction in the carrying value of those net capitalized costs of $13,837,108 and $13,184,103 for the years ended December 31, 2009 and 2008, respectively.  For additional details regarding net carrying value of oil properties and the calculations used to derive the value of the impairment, please see Notes 8, “Oil Properties,” and 23, “Supplemental Oil Disclosures (Unaudited).”

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center.

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves.  Furniture and fixtures, leasehold improvements, computer hardware and software, and other equipment are depreciated on the straight-line method, based upon estimated useful lives of the assets ranging from three to twenty years.

Income Taxes

Income taxes are accounted for under the asset and liability method is accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes”).  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and there respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probably that taxable profit will be available against which deductible temporary differences can be utilized.  Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.  Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis.  As of December 31, 2009 and 2008, the Company’s deferred tax assets amounted to $7,538,868 and $3,122,519, respectively.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of December 31, 2009 the Company had a net VAT Payable liability balance of $123,190, compared with a net VAT Recoverable asset balance of $311,240 as of December 31, 2008.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist of plant and equipment. For the years ended December 31, 2009 and 2008, the Company recognized impairment of oil properties of $13,837,108 and $13,184,103, respectively.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States.

The Company’s cash equivalents are exposed in concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2009 and 2008, the Company had deposits in excess of federally insured limits totaling $9,307,837 and $7,762,017, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Substantially all of the company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial conditions and results of operations may be influenced by the political, economic and legal environments in that country, and by the general state of that country’s economy. The company’s operations in the PRC are subject to the specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Accounts Receivables

Accounts receivables is stated at cost, net of allowances for doubtful accounts. The Company provides for doubtful accounts for those third party trade accounts that are not collected for more than twelve months.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.     ORGANIZTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Our oil production business records revenues from the sales of oil when delivery to the customer (PetroChina) has occurred and title has transferred.  This occurs when oil has been delivered to a PetroChina depot.

Pursuant to the Oil Lease entered into in 2002 and 2003 with PetroChina, each with twenty year terms, the Company is entitled to 80% if the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years.  The company received payment for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point and time).  The Company only records revenue for the production that the Company is entitled to.

Our oilfield services business (Tiancheng) records revenues from the sale of services that are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations.  Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.  Rates for services are typically priced on a per day, per meter, per man hour or similar basis.  In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement.  Revenue from these arrangements is recognized as each service is delivered based on their relative fair value.

Foreign currency translation

Except for North East Petroleum and Hong Xiang Petroleum Group, which maintain their accounting records in their functional currency in United States dollars (“US$”), all other subsidiaries of the Company maintain their accounting records in their functional currency in Renminbi (“RMB”). For subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statements of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2009	December 31, 2008
Balance sheet items, except for common
stock, additional paid-in capital and
retained earnings, as of year end	US$1=6.83720RMB	US$1=6.85420RMB

Amounts included in the statements of
operations and cash flows for the year	US$1=6.84088RMB	US$1=6.96225RMB

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

Comprehensive income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Foreign currency translation gains recorded in comprehensive income for the years ended December 31, 2009 and 2008 were $95,749 and $1,721,467, respectively.

Stock-based compensation

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 17 “Stock-Based Compensation” herein, for further discussion.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.     ORGANIZTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income / (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).

Segments

The Company operates in two segments: oil production and oilfield services (well drilling). Segment disclosure is presented in Note 22, “Segments.”

Goodwill

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. If, after assessment, the Company’s interest in the fair value of the acquiree’s identifiable net assets exceeds the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. The annual impairment test, which we conduct as of December 31 each year, requires us to estimate the fair values of our own assets and liabilities. Because quoted market prices are not available for our reporting units, the fair values of the reporting units are estimated using various valuation methodologies. Therefore, considerable judgment is required to assess goodwill for impairment. At December 31, 2009, the fair value of goodwill arising from our acquisition of Tiancheng exceeded its carrying value.

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

Asset Retirement Obligations

ASC 410-20 (formerly SFAS No. 143, “Accounting for Assets Retirement Obligations”) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Pursuant to our lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the lease properties, include all wells, facilities and equipment.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “FASB Accounting Standards Codification™ (“Codification”), as the source of authoritative US GAAP” for all non-governmental entities. The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature (if used) in this Annual Report on Form 10-K and subsequent reports, but did not have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

2.     ORGANIZTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements. The Company evaluates subsequent events up to immediately prior to the issuance of its consolidated financial statements, and for purposes of the accompanying consolidated financial statements, the Company has evaluated subsequent events through September 3, 2010, the filing date of this 10-K.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. The Company adopted this guidance on October 1, 2009, and it had no material impact on the consolidated financial statements.

3.     ADOPTION OF UPDATES TO THE FASB ACCOUNTING STANDARDS CODIFICATION

ASC 820-10
Effective January 1, 2009 the Company adopted the portion of ASC Topic 820 (Fair Value Measurements and Disclosures) that relates to assets measured at fair value on a nonrecurring basis.  The Company had previously adopted the remainder of ASC Topic 820 effective January 1, 2008.  Neither adoption had a material effect on the Company’s measurement practices for determining fair value.

ASC 825-10
Commencing with the interim period ending June 30, 2009, the Company adopted new requirements for quarterly disclosures related to fair values of financial instruments whether or not currently reflected on the balance sheet at fair value.  Previously, qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value were disclosed only annually.   Quarterly disclosures were required under an update to ASC Topic 825 (Financial Instruments) effective for interim periods ending after June 15, 2009.   The adoption of this update did not have a material impact on the Company’s results of operations or financial condition.

ASC 810-10
Effective January 1, 2009 the Company adopted an update to ASC Topic 810 (Consolidation) that changes the accounting and reporting for noncontrolling interests (formerly known as minority interests) in subsidiaries and for the deconsolidation of a subsidiary.  The presentation of noncontrolling interests in the balance sheet and income statement has been revised to report noncontrolling interests as a separate component of total consolidated equity and total consolidated net income, rather than as reduction adjustments.  In addition, if a subsidiary is deconsolidated, the parent company will now recognize a gain or loss to net income based upon the fair value of the noncontrolling equity at that date. The update is applied prospectively except for the provisions involving financial statements line detail presentation.  All of the Company’s financial statements contain changes as a result of the update. Under  the update, the amount formerly titled “Net (Loss) Income” in the statement of operations is now referred to as “Net (Loss) Income –NEP Common Stockholders” to designate the portion of total net (loss) income attributable to the controlling shareholder interest of the parent company.  Financial statements for years prior to 2009 have been revised retrospectively in this report to reflect the revised presentation basis.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

3.     ADOPTION OF UPDATES TO THE FASB ACCOUNTING STANDARDS CODIFICATION (Continued)

ASC 855-10
Effective with the six months ended June 30, 2009, the Company adopted an update to ASC Topic 855 (Subsequent Events).   Subsequent events are events or transactions about which information becomes available after the balance sheet date but before the financial statements are issued or are available to be issued.  In the case of the Company as a public entity, the applicable cutoff date is the date the financial statements are issued. The update requires that certain subsequent events (“recognized subsequent events”) be recorded in the financial statements of the latest preceding period currently being issued.  These items provide evidence about conditions that existed at the date of that balance sheet, including estimates inherent in preparing the financial statements for that period.   Other subsequent events (“nonrecognized subsequent events”) are not recorded in balance sheet for the latest preceding period currently being issued. Those items relate to conditions that arose only after the balance sheet date.   Disclosure is required for nonrecognized subsequent events if necessary to prevent those financial statements from being misleading.

4.  CHANGE IN METHOD OF DETERMINING OIL RESERVES

In December 2008, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and natural gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. The new rules expand the definition of oil and gas producing activities to include the extraction of saleable hydrocarbons from oil sands, shale, coal beds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction. The use of new technologies is now permitted in the determination of proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. Other definitions and terms were revised, including the definition of proved reserves, which was revised to indicate that entities must use the average of beginning-of-the-month commodity prices over the preceding 12-month period, rather than the end-of-period price, when estimating whether reserve quantities are economical to produce. Likewise, the 12-month average price is now used to calculate cost center ceilings for impairment and to compute depreciation, depletion and amortization. Another significant provision of the new rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. The revised rules became effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The SEC precluded application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosure,” which aligns the current oil and gas reserve estimation and disclosure requirements with those of the SEC. As of December 31, 2009, the Company changed its method of determining the quantities of oil and gas reserves which impacted the amount recorded for depreciation, depletion and amortization and the ceiling test calculation for oil properties. Under the new rules, the Company prepared its oil reserve estimates as of December 31, 2009 using the average, first-day-of—the- month price during the 12-month period ending December 31, 2009. In prior years through September 30, 2009, the Company used the year-end price. The Company calculates depreciation, depletion and amortization on a quarterly basis using estimated reserves as of the end of each quarter. As a result, the new rules impacted the amount of depreciation, depletion and amortization recorded for oil properties and the ceiling test calculation for the quarter ended December 31, 2009. In addition, under the new guidance, subsequent price increases cannot be considered in the ceiling test calculation.

The adoption of the new rules is considered a change in accounting principle inseparable from a change in accounting estimate. The Company does not believe that provisions of the new guidance, other than pricing, significantly impacted the reserve estimates or consolidated financial statements. The Company does not believe that it is practicable to estimate the effect of applying the new rules on net loss or the amount recorded for depreciation, depletion and amortization for the year ended December 31, 2009.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

5.	BUSINESS COMBINATION

On September 25, 2009, Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Tiancheng. Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Tiancheng at a consideration of US$13,000,000 (the “Purchase Price”) for the entire equity interest in Tiancheng held by the Selling Stockholders. The Purchase Price is payable in two installments. The first installment of US$6,500,000 is due within 15 days from the date of execution of the Agreement and the second installment of US$6,500,000 is due within 15 days after the completion of the registration of the transfer of title of 95% of the equity interest in Tiancheng with the local Industry and Commerce Bureau and the establishment of a trust holding 5% of the equity interest in Tiancheng by one of the Selling Stockholders for the benefit of Song Yuan Technical. The trust is established in order to comply with certain laws of the PRC.

On September 27, 2009, the Selling Stockholders completed the registration of the transfer of title of 95% of the equity interest in Tiancheng to Song Yuan Technical and the establishment of the trust.

Tiancheng is engaged in providing contract land drilling services to customers for exploration and production of crude oil in the PRC.

The following table represents the allocation of the purchase price to the acquired net assets and resulting goodwill:

Cash and cash equivalents	$645,533
Property and equipment, net	12,178,235
Land use rights, net	613,867
Total assets	15,083,224
Less: Other payables and accrued expenses	(175,983)
Income tax and other taxes payable	(645,640)
Noncontrolling interests	(1,261,601)
Net assets acquired	$11,354,411

Total purchase price	$13,000,000

Goodwill	$1,645,589

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Consideration paid	$13,000,000
Less: cash and cash equivalents acquired	(645,533)

Net cash outflow	$12,354,467

The acquisition of Tiancheng was accounted for as a purchase under ASC Topic 805 Business Combinations. Accordingly, the operating results of Tiancheng from September 25, 2009 to December 31, 2009 have been included in the consolidated statements of operations and comprehensive income of the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

5.	BUSINESS COMBINATION (Continued)

The following table reflects the unaudited pro forma combined results of operations for the years ended December 31, 2009 and 2008, assuming the acquisition of Tiancheng had occurred and was completed at the beginning of 2008.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
		(Restated)
Revenues	$79,362,043	$72,983,383

Net (loss) income	$(14,733,598)	$14,739,764

Net income per share
- basic	$(0.66)	$0.74
- diluted	$(0.66)	$0.74

6.	ACCOUNTS RECEIVABLE

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

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
		(Restated)
Accounts receivable	$16,231,369	$4,230,080
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$16,231,369	$4,230,080

Approximately $8,671,394 of the 2009 accounts receivable balance consisted of receivables associated with Tiancheng, due within 12 months.  The remaining $7,559,975 was due from PetroChina for oil sales and related special oil surcharge tax payments due to the PRC government.  As of December 31, 2008, all $4,230,080 was due from PetroChina.

As of December 31, 2009 and 2008, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2009 and 2008 consist of the following:

	2009	2008
		(Restated)
Prepaid expenses	$554,474	$690,838
Deposits paid to suppliers	54,564	50,330
Other receivables	69,311	39,953
	$678,349	$781,121

8.    OIL PROPERTIES

The following is a summary of oil properties at December 31, 2009 and 2008:

	2009	2008
		(Restated)
Oil properties, proved	$99,370,629	$84,200,160
Intangible mining rights	13,445	13,445
Less: accumulated depreciation, depletion, amortization, and impairment	(53,606,646)	(29,887,195)
Oil properties, net	$45,777,428	$54,326,410

Depreciation, depletion and amortization expense for the years ended December 31, 2009 and 2008 was $9,795,312 and $8,609,508, respectively.  Impairment expense was $13,837,108 and $13,184,103 for the years ended December 31, 2009 and 2008, respectively.

9.     FIXED ASSETS

The following is a summary of fixed assets at December 31, 2009 and 2008:
	2009	2008
		(Restated)
Buildings	$1,761,169	$1,075,061
Furniture, fixtures and equipment	301,510	224,180
Motor vehicles	1,544,322	1,064,636
Drilling equipment	15,949,658	-
Less: accumulated depreciation	(3,090,542)	(679,500)
Fixed assets, net	$16,466,117	$1,684,377

Depreciation expense for the years ended December 31, 2009 and 2008 was $661,199 and $229,434, respectively.

10.    LAND USE RIGHTS

The following is a summary of land use rights at December 31, 2009 and 2008:
	2009	2008
		(Restated)
Land use rights	$701,239	$71,418
Less: accumulated amortization	(70,852)	(35,220)
Land use rights, net	$630,387	$36,198

Amortization expense for the years ended December 31, 2009 and 2008 was $19,792 and $11,718, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

11.        SECURED DEBENTURE

The following is a summary of the secured debenture at December 31, 2009 and 2008:
	2009	2008
		(Restated)
8% Secured Debenture, net of unamortized discount of
$- 0 - as of December 31, 2009 and $6,874,235 as of December 31, 2008 at
8% interest per annum, secured by 66% of the Company's equity interest in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 27, 2012	$10,500,000	$7,375,765

Less: current maturities	(5,625,000)	(2,625,000)
Long-term portion	$4,875,000	$4,750,765

As of December 31, 2009, the Company has future principal repayment obligations with respect to the above secured debenture, which are due as follows:
2010	$5,625,000
2011	4,000,000
2012	875,000
$10,500,000

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share ("Class B Warrants") d (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share ("Class C Warrants"), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default.  Pursuant to the Purchase Agreement, the Series B and C Common Stock Purchase Warrant issued on February 28, 2008 (the “B Warrants” and “C Warrants”) for the purchase of 3,600,000 shares of common stock of the Company, the exercise price of the B Warrants and C Warrants have been reset to $2.35 per share.

Pursuant to the Purchase Agreement, the Company agreed to execute and deliver to the Investor a security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture with collateral as follows:

(i) All goods, including, without limitation, (A) all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and qualify control devices and other equipment of every kind and nature and wherever situated, together with all documents of title and documents representing the same, all additions and accessions thereto, replacements therefor, all parts therefor, and all substitutes for any of the foregoing and all other times used and useful in connection with the Company’s businesses and all improvements thereto; and (B) all inventory;

(ii) All contract rights and other general intangibles, including, without limitation, all partnership interests, membership interests, stock or other securities, rights under any of the Organizational Documents, agreements related to the Pledged Securities (except with respect to the Company’s ownership of the registered capital of Song Yuan Technical, which shall be subject to the terms provided in the Onshore Share Pledge Agreement, licenses, distribution and other agreements, computer software (whether “off-the-shelf”, licensed from any third party or developed by Debtor), computer software development rights, leases, franchises, customer lists, quality control procedures, grants and rights, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, copyrights, and income tax refunds:

(iii) All accounts, together with all instruments, all documents of title representing any of the foregoing, all rights in any merchandising, goods, equipment, motor vehicles and trucks which any of the same may represent, and all right, title, security and guaranties with respect to each account, including any right of stoppage in transit;

(iv) All documents, letter-of-credit rights, instruments and chattel paper;

(v) All commercial tort claims;

(vi) All deposit accounts and all cash (whether or not deposited in such deposit accounts);

(vii) All investment property;

(viii) All supporting obligations; and

(ix) All files, records, books of account, business papers, and computer programs; and

(x) A 8% Secured Debenture in the aggregate principal amount of $15,000,000 executed by Song Yuan Technical in favor of the Company (the “Intercompany Debenture”).

(xi) 66% of the registered capital of Song Yuan Technical beneficially owned by the Company, and such number of shares in the future so as to represent, for so long as any principal and/or interest on the Debentures remain unpaid, 66% of the total registered capital of Song Yuan Technical owned by the Company.

(xii) The products and proceeds of all of the foregoing Collateral set forth in clauses (i)-(xi) above.

On August 28, 2008, the Company repaid $750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $14,250,000 as of December 31, 2008. The Company accounts for these warrants as liability instruments in accordance with ACS 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.” Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of discount, was $4,731,679. The debenture will be accreted to liquidation value over four years, using the effective interest rate method.

Interest expense and discount amortized on the debenture in 2008 were $991,592 and $3,394,086, respectively. As of December 31, 2008, the carrying value of the debenture, net of unamortized discount, was $7,375,765.  The calculation below illustrates the “walk-forward” from the initial carrying value of the debenture to the current carrying value:

Initial carrying value of the debenture at February 28, 2008	$4,731,679
Plus, discount amortized through December 31, 2008	3,394,086
Minus, principal paid on August 28, 2008	(750,000)

Carrying value of the debenture at December 31, 2008 (Restated)	$7,375,765

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

11.        SECURED DEBENTURE (Continued)

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

Also pursuant to the Amendment, the parties agreed to amend the future principal repayment obligations with respect to the above secured debenture, which are due as follows:

2009	$5,000,000
2010	4,375,000
2011	4,000,000
2012	875,000
$14,250,000

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $10,500,000 as of December 31, 2009.

The Company treated this restructuring as an extinguishment of debt, as the net present value of cash flows projected to be paid by the Company to the Investor as a result of this Amendment exceed the net present value of cash flows projected to be paid by the Company to the Investor pursuant to the previously existing repayment schedule by greater than 10%.  Therefore, the Company has accounted for this Amendment as an extinguishment and reissue of debt.  Accordingly, the Company has recognized a loss on extinguishment of debt, effective March 5, 2009, of $8,260,630, which comprised the remaining unamortized discount on the secured debenture prior to the Amendment date, plus the unamortized deferred financing fees on the secured debenture prior to the Amendment date, plus the fair value of the warrants issued to the Investor in conjunction with the Amendment.

As the restructuring is presumed to have the effect of reflecting fair market terms and conditions for the Amended secured debenture, the carrying value of the debenture is the remaining principal balance of the debenture and no discount is recognized.  Changes in the fair value of the warrants will continue to be recognized as gain or loss in the period incurred.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

12.  ACCOUNTS PAYABLE

Accounts payable at December 31, 2009 and 2008 consist of the following:
	2009	2008
		(Restated)
Accounts payable due within the next 12 months	$13,373,640	$10,985,894
Long-term accounts payable	-	13,944,903
Total Accounts Payable	$13,373,640	$24,930,797

The Company’s accounts payable consist primarily of amounts due to oil well drilling service providers.  Our well drilling contractors provide us with payment terms for their services that require 33% of the estimated well drilling contract cost to be paid at the time of providing the service, and the remaining 67% of the actual well drilling cost paid in equal monthly amounts over 12 to 24 months following well completion.  If the payment term extends beyond 12 months, no additional interest is charged, and we treat it as a long-term account payable.  These obligations are unsecured.  As of December 31, 2009, we had $0 in accounts payable in periods greater than 12 months from the year end date, while the corresponding figure for December 31, 2008 was $13,944,903.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2009 and 2008 consist of the following:
	2009	2008
		(Restated)
Other payables	$506,603	$574,207
Accrued professional fees	118,000	117,335
Other accrued liabilities	540,891	130,376
	$1,165,494	$821,918

14.   NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per share (in thousands, except per share amounts):

	2009	2008
Numerator:		(Restated)
Net (loss) income used in computing basis net (loss) income per share	$(22,109)	$10,520
Net (loss) income used in computing diluted net (loss) income per share	$(22,109)	$10,520

Denominator:
Shares used in computation of basic net (loss) income per share
(weighted average common stock outstanding)	22,415	19,805
Dilutive potential common stock:
Options and warrants	-	120
Shares used in computation of diluted net (loss) income per share	22,415	19,925

Basic net (loss) income per share	$(0.99)	$0.53
Diluted net (loss) income per share	$(0.99)	$0.53

In 2009, options to purchase 350,000 shares of common stock and warrants to purchase 4,929,076 shares of common stock were not included in the calculation because the effect is anti-dilutive.

In 2008, options to purchase 410,000 shares of common stock and warrants to purchase 3,960,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.92 were not included in the calculation because the effect is anti-dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

15.    COMMITMENTS AND CONTINGENCIES

(A)       Employee benefits

The full time employees of LongDe and Yu Qiao and Tiancheng are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2009 and 2008 was $0 and $15,093, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company did not accrue the compensated absences, because the amount cannot be reasonably estimated.

(B)       Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under three operating leases which expire on September 20, 2023, January 20, 2011 and January 11, 2011 at annual rentals of $183, $19,014  and $20,160 respectively.

As of December 31, 2009, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2010	$39,357
2011	3,447
2012	183
2013	183
Thereafter	1,782
$44,952
Opeating lease expenses for the years ended December 31, 2009 and 2008 was $39,750 and $37,200, respectively.

(C)       Capital commitments

As of December 31, 2009, the Company had capital commitments totaling $838,000 with a contractor to complete the drilling of 4 oil wells under construction.

16.  REGISTRATION PAYMENT ARRANGEMENTS

The Company issued certain secured debentures on February 28, 2008 (see Note 11, Secured Debenture, above). In connection with the Company’s secured debentures, the company also issued certain common stock purchase warrants (the “Original Warrants”) and entered into a Registration Right Agreement on the same date, which provides registration rights to the holders of the Original Warrants for the registration of the shares of common stock underlying the Original Warrants. Under the Registration Rights Agreement (the “Registration Rights Agreement”), the Company is subject to financial penalties (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals to 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

16.  REGISTRATION PAYMENT ARRANGEMENTS (Continued)

On March 5, 2009 the Company entered into certain modifications of the terms of the secured debenture issued on February 28, 2008 (see Note 11, Secured Debenture, above). In connection with the modifications of the secured debenture, the Company issued common stock purchase warrants to purchase up to 250,000 shares of the Company’s common stock (the “March 2009 Warrants”). The March 2009 Warrants provide for certain piggyback registration rights whereby if the Company does not perform certain requirements by certain dates, the Company would be obligated to issue a warrant to purchase up to 31,250 shares of common stock on the same terms as the March 2009 Warrants to the holders of the March 2008 Warrants on such dates and each six month anniversary of such dates. The requirements include among others, filing of a registration statement covering the shares underlying the March 2009 Warrants by March 5, 2010 and obtain an effective registration statement covering the shares underlying the March 2008 Warrants within 180 days from March 5, 2010.

 The Company analyzes these registration rights agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). The Company evaluates the potential likelihood of incurring these financial penalties, and the magnitude of the associated costs, on a probabilistic basis, as required under ASC 825-20.  For the year ended December 31, 2009, the Company estimates that no financial penalties are likely to be incurred as a result of any of its registration obligations, and therefore no expense has been accrued for anticipated future registration payments.

17. STOCK-BASED COMPENSATION

Stock options

During 2009, the Company granted to its employees 60,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “Plan”) to purchase Common Stock. As of December 31, 2009, stock options granted under the Plan to purchase 470,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $4.50 per share were outstanding. 25% of the 160,000 Options shall vest upon grant and 25% shall vest every three months thereafter, and these Options granted shall expire ten years after the grant date if unexercised at that time. 50% of the 310,000 Options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of December 31, 2009, the Company had 300,000 remaining share equivalents available for grant under the Plan.  The Company settles employee stock option exercises with newly issued common shares.

The fair value of stock options granted during 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	316%	0%	2.43%	$2.94

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 2.43% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla.”.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

17. STOCK-BASED COMPENSATION (Continued)

The weighted average grant-date fair value of options granted to employees during 2009 was $2.94.

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. Accounting practices require forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

In 2008, 410,000 stock options with a grant-date fair value of approximately $1,816,267 were issued to staff, of which the Company recognized $543,454 as staff compensation expenses included in selling, general and administrative expenses for the year ended December 31, 2008. In 2009, additional 60,000 stock options with a grant-date fair value of approximately $176,331 were issued. For the year ended December 31, 2009, the Company recognized $998,247 as staff compensation expenses included in selling, general and administrative expenses.

As of December 31, 2009, the total compensation cost related to stock options not yet recognized was $450,897.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Outstanding Balance, December 31, 2008	410,000	$4.43
Granted	60,000	$2.94
Forfeited	-	-
Exercised	(120,000)	$4.50
Balance, December 31, 2009	350,000	$4.18
Exercisable at December 31, 2009	335,000	$4.24

The following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$4.05	40,000	8.40 years	$4.05	40,000	$4.05
$4.50	230,000	8.55 years	$4.50	230,000	$4.50
$4.50	20,000	8.55 years	$4.50	20,000	$4.50
$2.94	60,000	9.40 years	$2.94	45,000	$2.94

The aggregate intrinsic value of the outstanding options and exercisable options as of December 31, 2009 was $2,353,100 and $2,069,150, respectively and was based upon the Company’s closing stock price of $9.25 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock issuances

On July 18, 2008, the Company issued 360,000 shares of common stock to two executive officers and three engineers as bonuses for a period of two years. The stock was valued at the closing price on the date of grant of $4.50 per share, yielding an aggregate value of $1,620,000. The Company recognized expense of $1,012,500 in 2008 for these services.  The remaining $607,500 was recognized in 2009.

On December 3, 2009, 100,000 shares of stock options previously granted to one of the management members were exercised at $4.50 per share, with an aggregate fair value of $450,000 paid to the Company.

On December 3, 2009, 20,000 shares of stock options previously granted to one of the management members were exercised at $4.05 per share, with an aggregate fair value of $81,000 paid to the Company.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

18.  STOCKHOLDERS’ EQUITY

 (A)     Issuance of warrants

(1)
On February 28, 2008, the Company issued three tranches of warrants in conjunction with the issuance of a secured debenture as discussed in Note 11.  In addition, the Company issued an additional three tranches of warrants to investment consultants in conjunction with the issuance of the secured debenture.  The Company treats these warrants as liabilities and accordingly records the warrants at fair value with changes in fair values recorded in the statement of operations until such time as the warrants are exercised or expire. The fair values were $11,295,153 at issuance and $6,830,962 at December 31, 2008.

(2)
On March 5, 2009, the Company issued two tranches of warrants in conjunction with the Amendment to a secured debenture as discussed in Note 11.  The Company treats these warrants as liabilities and accordingly records the warrants at fair value with changes in fair values recorded in the statement of operations until such time as the warrants are exercised or expire. The fair values were $719,837 at issuance.

(3)
Pursuant to the Securities Purchase Agreement with effect from September 15, 2009, the Company issued to several investors warrants to purchase up to 800,000 shares of its common stock. The warrants are exercisable beginning six months after their initial issuance at an exercise price of $6.00 per share until March 15, 2011. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions. The Company’s stock was trading at $5.03 at the time of issuance of the warrant. The warrant has been determined to have a fair value of $2,150,909 using the Black-Scholes option pricing model with market value per common stock of $5.03, an exercise period of 1.5 year and a volatility of 129%.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

18.  STOCKHOLDERS’ EQUITY (Continued)

(4)
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

(5)
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

(6)
Pursuant to the Securities Purchase Agreement with effect from December 14, 2009, the Company issued to several investors warrants to purchase up to 392,728 shares of its common stock. The warrants are exercisable beginning six months after their initial issuance at an exercise price of $8.10 per share until June 17, 2011. The exercise price and number of shares issuable upon exercise are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transactions. The Company’s stock was trading at $6.64 at the time of issuance of the warrant. The warrant has been determined to have a fair value of $1,204,231 using the Black-Scholes option pricing model with market value per common stock of $6.64, an exercise period of 1.5 year and a volatility of 113%.

(7)
Pursuant to an engagement agreement with effect from December 11, 2009, the Company issued to a placement agent a five-year warrant for 58,910 shares of the common stock of the Company at an exercise price equal to $8.10 per share as placement agent fees. The Company’s stock was trading at $6.85 at the time of issuance of the warrant. The warrant shall be exercisable as of the effective date of the engagement agreement. The warrant has been determined to have a market value of $402,843 using the Black-Scholes option pricing model with market value per common stock of $6.85, an exercise period of 5 years and a volatility of 286%.

The Company also accounts for those warrants issued in connection with the public offering as liability instruments under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in profit or loss until such time as the warrants are exercised or expired.

For the years ended December 31, 2009 and 2008, the Company recorded a loss of $27,398,967 and a gain of $4,464,191 in change in fair value of warrants respectively. The fair value of the warrants at December 31, 2009 and 2008 was $39,528,261 and $6,830,962 respectively.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31,	December 31,	February 28,
	2009	2008	2008
Market price and estimated fair value of common stock:	$9.25	$1.68	$2.14
Exercise price:	$2.00 -$8.10	$0.01 - $3.45	$0.01 - $3.45
Remaining average contractual life (years):	$1.21 -$4.67	4.17	5
Dividend yield:	-	–	–
Expected volatility:	102% to 285%	295%	316%
Risk-free interest rate:	0.47% - 2.69%	1.55%	2.73%

(8)
On February 28, 2008, the Company issued warrants to purchase 100,000 shares of Common Stock to a professional service provider in conjunction with a two year service agreement.  The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants as professional fee expense ratably over the two year term.  For the years ended December 31, 2009 and 2008, the Company recognized $106,960 and $89,133, respectively, of expense associated with these warrants.

(9)
On April 29, 2009, the Company issued warrants to purchase 50,000 shares of Common Stock to a consultant in conjunction with a one year investor relations consulting services. The Company treats these warrants as equity instruments and is accordingly recognizing the grant date fair value of the warrants of $94,343 as consulting fee. For the years ended December 31, 2009, the Company recognized $14,689 as consulting fee and applied the balance of $79,654 against accrued liabilities.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

18.  STOCKHOLDERS’ EQUITY (Continued)

(B) Stock issuances

(1)	On August 26, 2008, Class A warrants to purchase 1,200,000 shares of the Company's common stock at an exercise price of $0.01 per share were exercised.

(2)	On May 8, 2009, the Company issued 120,000 shares of common stock to a consultant who exercised the Class A Warrants at the exercise price of $0.01 per share.

(3)
On July 16, 2009, the Company issued 15,000 S-8 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $4.40 per share, yielding an aggregate fair value of $66,000. The Company recognized expense of $66,000 for the year ended December 31, 2009.

(4)
On July 16, 2009, the Company issued 5,000 S-8 shares of common stock to a consultant for consulting services. The stock was valued at the closing price on the date of grant of $4.40 per share, yielding an aggregate fair value of $22,000. The Company recognized expense of $22,000 for the year ended December 31, 2009.

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

(7)
On September 15, 2009, the Company entered into a Securities Purchase Agreement with several investors. The Securities Purchase Agreement relates to the issuance and sale in a public offering by the Company of an aggregate of 4,000,000 shares of its common stock, at a price of $4.60 per share and warrants to purchase up to an additional 800,000 shares of common stock. The Company received gross proceeds of $17,276,003 after placement agent fees and other expenses.

(8)
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

(9)	On October 30, 2009, the professional service provider exercised its warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.15 per share.

(10)
On December 14, 2009, the Company entered into a Securities Purchase Agreement with several investors. The Securities Purchase Agreement relates to the issuance and sale in a public offering by the Company of an aggregate of 1,963,637 shares of its common stock, at a price of $6.875 per share and warrants to purchase up to an additional 392,728 shares of common stock. The Company received gross proceeds of $12,665,012 after placement agent fees and other expenses.

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

During 2009 and 2008, the Company appropriated $1,151,056 and $456,736, respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

19.    RELATED PARTY TRANSACTIONS

a)
As of December 31, 2009 and 2008, the Company owed a related party $14,626 and $66,262, respectively, which is repayable on demand. Imputed interest expense is computed at 5% and 5% per annum on the amount due for the years ended December 31, 2009 and 2008, respectively.

b)	As of December 31, 2009 and 2008, the Company owed a stockholder $89,269 and $738, respectively, which is repayable on demand. Imputed interest expense is computed at 5% per annum on the amount due.

c)	Total imputed interest expenses recorded as additional paid-in capital amounted to $120,310 and $50,587 for the years ended December 31, 2009 and 2008, respectively.

d)	As of December 31, 2009 and 2008, the Company owed a related company $144,796 and $0, respectively, which is unsecured, interest free and repayable on demand.

e)	The Company paid a stockholder $14,006 and $13,789 for leased office spaces for the years ended December 31, 2009 and 2008, respectively.

20.   INCOME TAX

It is management's intention to reinvest all the income attributable to the Company earned by its operations outside of the United States (“US”) Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

North East Petroleum was incorporated in the United States and has incurred net operating losses for income tax purposes for 2009 and 2008.

North East Petroleum has net operating losses carry forwards for income tax purposes amounting to approximately $45,314,872 and $5,040,172 as of December 31, 2009 and 2008, respectively.  These tax losses which may be available to reduce future years’ taxable income will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances at December 31, 2009 and December 31, 2008 were $15,407,056 and $1,713,658, respectively. The net change in the valuation allowance was an increase of $13,693,398.

Hong Xiang Petroleum Group was incorporated in the British Virgin Islands (the "BVI") and income earned is not subject to income tax.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

20.   INCOME TAX (Continued)

Song Yuan Technical, Yu Qiao, LongDe and newly acquired Tiancheng were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 25% for the years ended December 31, 2009 and 2008 and no tax benefit is expected from tax credits in the future.

The income tax expense for 2009 and 2008 are summarized as follows:
	Year ended December 31,
	2009	2008
		(Restated)
Current income tax expense	$11,306,176	$8,898,872
Deferred income tax benefit	(4,406,214)	(3,622,236)
	$6,899,962	$5,276,636

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
		(Restated)
National Federal tax rate on net (loss) income	$(4,485,007)	$5,909,227
Changes in valuation allowance
North East Petroleum	13,693,398	1,053,372
LongDe	54,729	80,665
Song Yuan Technical	51,086	76,413
Foreign tax rate differences	(2,414,244)	(1,843,041)
Actual tax expense	$6,899,962	$5,276,636

Deferred income tax for 2009 and 2008 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
		(Restated)
Deferred tax assets:
Non-current:
Depreciation, depletion and amortization of oil properties	$783,565	$-
Impairment of oil properties	6,755,303	3,122,519
Tax loss carried forward	15,407,056	1,713,658
Valuation allowance	(15,407056)	(1,713,658)
Total non-current deferred tax assets	7,538,868	3,122,519
Total deferred tax assets	$7,538,868	$3,122,519

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

21.   CONCENTRATIONS AND RISKS

During 2009, 92% and 8% of the Company's assets were located in the PRC and the United States, respectively, and during 2008, 97% of the Company’s assets were located in the PRC and 3% were located in the United States.

During 2009 and 2008, 93% and 100%, respectively, of the Company's revenues were derived from one customer located in the PRC. The Company’s oil leases require the Company to sell its crude oil to PetroChina only.  Additionally, PetroChina is a significant customer for the Company’s Tiancheng oilfield drilling business.

22.  SEGMENTS

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2009 and 2008:

Year ended December 31,2009	Crude oil	Drilling	Consolidated
Segment revenue	$51,080,775	$13,577,310	$$64,658,085

Segment income	$18,924,528	$8,158,947	$$27,083,502

Unallocated corporate income (loss)			$(40,274,700)
Income before income taxes and minority interests			$(13,191,198)

Total segment assets	$80,324,972	$27,942,896	$108,268,868
Other unallocated corporate assets			9,462,766
			$117,730,634
Other segment information:
Depreciation, depletion and amortization	$10,064,191	$412,112	$10,476,303
Income tax expenses	$4,857,953	$2,042,009	$6,899,962
Expenditures for segment assets	$15,020,517	$3,363,950	$18,384,467

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

23.   SUPPLEMENTAL OIL DISCLOSURES (UNAUDITED)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”  All of the Company’s reserves are located in the PRC.

A.	Capitalized costs relating to oil producing activities as of December 31, 2009 and 2008 are as follows:

	2009	2008
		(Restated)
Proved crude oil properties	$99,370,629	$84,200,160
Intangible mining right	13,445	13,445
Accumulated depreciation, depletion, amortization, and impairment	(53,606,646)	(29,887,195)
Net capitalized costs	$45,777,428	$54,326,410

B.	Cost incurred in oil property acquisitions, exploration and development activities for the years ended December 31, 2009 and December 31, 2008 are as follows:

	2009	2008
		(Restated)
Proved property acquisition costs (net of costs of properties sold)	$-	$-

Property development costs	$13,922,383	$29,206,040

C.	The results of operations for oil producing activities are as follows:

	2009	2008
		(Restated)
Net sales	$51,080,775	$58,572,250
Production costs	(2,868,895)	(3,847,775)
Depreciation, depletion, amortization and impairment of oil properties	(23,632,420)	(21,793,611)
Government oil surcharge	(4,618,789)	(11,105,325)
General and administrative expenses	(2,797,563)	(2,807,328)
Income tax expense	(4,857,953)	(5,276,636)
Results of operations from oil producing activities
(excluding corporate overhead and financing costs)	$12,305,155	$13,741,575

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

23.   SUPPLEMENTAL OIL DISCLOSURES (UNAUDITED) (CONTINUED)

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

Bbls
Proved oil reserves
Balance at January 1, 2007	2,242,194
Discoveries and extensions	-
Revisions of previous estimates	494,146
Production	(267,516)
Balance at December 31, 2007	2,468,824
Discoveries and extensions	2,867,948
Revisions of previous estimates	(290,292)
Production	(645,856)
Balance at December 31, 2008	4,400,624
Discoveries and extensions	947,941
Revisions of previous estimates	1,691,585
Production	(908,126)
Balance at December 31, 2009	6,132,024

Proved developed producing reserves at December 31, 2009	4,331,250

Proved developed producing reserves at December 31, 2008 (Restated)	2,633,385

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended December 31, 2009 and 2008. Estimated future cash flows were based on independent reserves evaluation from Ralph E. Davis Associates, Inc. for the years ended December 31, 2009 and 2008. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2009 and 2008, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices per barrel used at December 31, 2009 and 2008 for our four oilfields were $58.54 and $44.82 respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

23.   SUPPLEMENTAL OIL DISCLOSURES (UNAUDITED) (CONTINUED)

D.	Estimated quantities of proved oil reserves (Unaudited and Restated) (Continued)

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

Standardized measures of discounted future net cash flows relating to proved oil reserves at December 31, 2009 and 2008 is as follows:

	2009	2008
		(Restated)
Future cash inflows	$358,968,688	$197,235,969
Future production costs and taxes	(131,749,624)	(132,311,810)
Future development costs	(8,880,528)	(1,172,592)
Future income tax expense	(39,142,687)	(208,706)

Future net cash flows	179,195,849	63,542,844
Discount at 10% for timing of cash flows	(64,405,287)	(11,037,405)
Standardized measure of discounted future net cash
related to proved reserves	$114,790,573	$52,505,439

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for December 31, 2009 and 2008.

	2009	2008
		(Restated)
Balance, beginning of year	$52,505,439	$68,096,558
Sales and transfers of oil produced, net
of production costs	(43,558,727)	(43,619,150)
Extensions, discoveries and improved recovery, net of future production and development costs	21,466,837	43,372,549
Changes in prices and production costs	88,198,061	(64,847,867)
Revision of quantity estimates	52,722,442	(1,977,801)
Changes in estimated future development
and acquisition costs	(550,561)	15,433,524
Development costs incurred	-	5,717,427
Net changes in income taxes	(23,445,737)	20,358,088
Accretion of discount	5,432,641	9,027,562
Changes in production rates and other	(37,979,822)	944,549
Standardized measure, end of year	$114,790,573	$52,505,439

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 (RESTATED)

24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the issuance date of this financial statements in accordance with ASC 855-10.

The Company was recently involved  in six purported legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (RMB), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6193 (No Judge has been assigned at this time), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (No Judge has been assigned at this time), filed August 24, 2010.

The time for the Company to respond formally to these lawsuits has not come.  In addition, the complaints do not specify an amount of damages that plaintiffs seek.  Because these matters are in very early stages, we cannot comment on whether an adverse outcome is probable or otherwise. While we believe we have meritorious defenses to each of these actions and intend to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on its business, financial condition, results of operations or liquidity.