Form 10-Q
period 2010-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-07
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34378

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

Number of shares of common stock outstanding as of August 30, 2010: 29,504,860

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to, those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission (“SEC”) filings.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,198,945	$28,693,132
Accounts receivable, net	22,073,272	16,231,369
Prepaid expenses and other current assets	1,829,993	678,349
Total Current Assets	58,102,210	45,602,850

PROPERTY AND EQUIPMENT
Oil properties, net	43,759,402	45,777,428
Fixed assets, net	16,041,303	16,466,117
Oil properties under construction	79,798	69,395
Total Property and Equipment	59,880,503	62,312,940

LAND USE RIGHTS, NET	619,633	630,387
GOODWILL	1,645,589	1,645,589
DEFERRED TAX ASSETS	7,681,900	7,538,868

TOTAL ASSETS	$127,929,835	$117,730,634

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,844,034	$13,373,640
Current portion of secured debenture	-	5,625,000
Other payables and accrued expenses	1,177,244	1,165,494
Due to a related party	14,628	14,626
Due to a related company	27,793	144,796
Income tax and other taxes payable	8,185,780	4,930,202
Due to a stockholder	2,495,725	89,269
Total Current Liabilities	23,745,204	25,343,027

LONG-TERM LIABILITIES
Secured debenture	-	4,875,000
Warrants	28,687,343	39,528,261
Total Long-term Liabilities	28,687,343	44,403,261

TOTAL LIABILITIES	52,432,547	69,746,288

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
29,474,995 shares issued and outstanding as of
March 31, 2010; 27,935,818 shares issued and
outstanding as of December 31, 2009)	29,475	27,936
Additional paid-in capital	46,918,624	42,582,142
Retained earnings (deficits)
Unappropriated	13,749,438	(7,995,947)
Appropriated	2,524,055	2,524,055
Accumulated other comprehensive income	2,176,728	3,181,452
Total NEP Stockholders' Equity	65,398,320	40,319,638
Noncontrolling interests	10,098,968	7,664,708
TOTAL EQUITY	75,497,288	47,984,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,929,835	$117,730,634

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended March 31,
	2010	2009
		(Restated)

REVENUE
Sales of crude oil	$16,646,495	$8,899,223
Drilling revenue	12,281,798	-
Total Revenue	28,928,293	8,899,223

COST OF REVENUE
Production costs	1,219,243	514,400
Drilling costs	4,511,289	-
Depreciation, depletion and amortization of oil properties	1,611,105	3,079,630
Depreciation of drilling equipment	477,439	-
Amortization of land use rights	10,856	2,979
Government oil surcharge	2,494,718	37,792
Total Cost of Revenue	10,324,650	3,634,801

GROSS PROFIT	18,603,643	5,264,422

OPERATING EXPENSES
Selling, general and administrative expenses	1,525,026	678,875
Professional fees	75,056	98,756
Consulting fees	-	(2,594)
Depreciation of fixed assets	95,380	68,815
Impairment of oil properties	-	13,825,567
Total Operating Expenses	1,695,462	14,669,419

INCOME (LOSS) FROM OPERATIONS	16,908,181	(9,404,997)

OTHER INCOME (EXPENSE)
Other expense	(37,972)	(793)
Interest expense	(23,572)	(280,000)
Amortization of deferred financing costs	-	(144,507)
Amortization of discount on debenture	-	(670,492)
Imputed interest expense	-	(12,248)
Interest income	23,162	15,096
Change in fair value of warrants	10,840,918	653,705
Loss on extinguishment of debt	-	(8,260,630)
Total Other Income (Expense), net	10,802,536	(8,699,869)

NET INCOME (LOSS) BEFORE INCOME TAXES	27,710,717	(18,104,866)
Income tax expense	(4,600,070)	-
NET INCOME (LOSS)	23,110,647	(18,104,866)

Less: net loss (income) attributable to noncontrolling interests	(1,365,262)	873,368
NET INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	21,745,385	(17,231,498)

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	64,274	62,024
Less: foreign currency translation gain attributable to noncontrolling interests	(1,068,998)	(6,203)
Foreign currency translation (loss) gain attributable to NEP common stockholders	(1,004,724)	55,821

COMPREHENSIVE INCOME (LOSS)	$20,740,661	$(17,175,677)

Net income (loss) per share
- basic	$0.75	$(0.83)
- diluted	$0.69	$(0.83)

Weighted average number of shares outstanding during the period
- basic	28,870,641	20,784,080
- diluted	31,302,781	20,784,080

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,110,647	$(18,104,866)
Adjusted to reconcile net income (loss) to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	1,611,105	3,079,630
Depreciation of drilling equipment	477,439	-
Depreciation of fixed assets	95,380	68,816
Amortization of land use rights	10,856	2,979
Amortization of deferred financing costs	-	144,507
Amortization of discount on debenture	-	670,492
Amortization of stock option compensation	218,280	279,868
Loss on extinguisment expense of debt	-	8,260,630
Change in fair value of warrants	(10,840,918)	(653,705)
Impairment of oil properties	-	13,825,567
Warrants issued for services	-	26,740
Stock-based compensation for employee services	808,000	202,500
Imputed interest expenses	-	12,248
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(5,841,903)	161,201
Prepaid expenses and other current assets	(1,151,644)	33,677
Value added tax recoverable	-	311,240
Deferred tax assets	(143,032)	(1,597,043)
Increase (decrease) in:
Accounts payable	(1,529,606)	377,501
Other payables and accrued expenses	11,750	269,427
Income tax and other taxes payable	3,255,578	(1,585,778)
Net cash provided by operating activities	10,091,932	5,785,631

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil properties	(703)	(13,880)
Purchase of fixed assets	(42,533)	(157,769)
Additions to oil properties under construction	(10,403)	-
Net cash used in investing activities	(53,639)	(171,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of secured debenture	(10,500,000)	(150,000)
Proceeds from exercise of stock warrants and options	3,311,741	-
Increase in amount due to a stockholder	2,406,456	964,424
Increase in amount due to a related party	-	(51,654)
Increase in amount due to a related company	(117,003)	-
Net cash (used in) provided by financing activities	(4,898,806)	762,770

EFFECT OF EXCHANGE RATE ON CASH	366,326	(6,837)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,505,813	6,369,915

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,693,132	13,239,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,198,945	$19,609,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$5,310,620	$2,482,717

Interest expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On March 29, 2010, 400,000 share of common stocks valued at $3,232,000 were issued to the key management of Tiancheng, of which the Company recognized $808,000 as staff compensation expenses included in selling, general and administrative expenses for the three months ended March 31, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company”) determined that the Company’s financial statements as of March 31, 2009 and for the three months then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Accounting Standards Codification (“ASC”) 815-40 (formerly Emerging Issues Task Force (“EITF”) 00-19) as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the rate of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

As a result, the accompanying unaudited condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2009 have been restated from the amounts previously reported. The information in the data table below represents only those statement of operations and comprehensive income (loss), and statement of cash flows line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three months ended March 31, 2009
	As previously reported	Adjustments	As restated
Cost of Sales:
Depreciation, depletion and amortization of oil properties	$2,624,254	$455,376	$3,079,630
Operating Expenses:
Selling, general and administrative expenses	572,583	106,292	678,875
Professional fees	72,016	26,740	98,756
Consulting fees	57,680	(60,274)	(2,594)
Impairment of oil properties	-	13,825,567	13,825,567
Other Income (Expense):
Amortization of deferred financing costs	(74,139)	(70,368)	(144,507)
Amortization of discount on debenture	(492,703)	(177,789)	(670,492)
Change in fair value of warrants	-	653,705	653,705
Loss on extinguishment of debt	-	(8,260,630)	(8,260,630)
Income tax expense	(1,419,819)	1,419,819	-
Net income (loss)	2,684,098	(20,788,964)	(18,104,866)
Noncontrolling interest	(412,745)	1,286,113	873,368
Net income (loss) attributable to NEP common stockholders	2,271,353	(19,502,851)	(17,231,498)
Foreign currency translation gain	71,045	(15,224)	55,821
Comprehensive income (loss)	2,342,398	(19,518,075)	(17,175,677)
Net income (loss) per share -- Basic	0.11	(0.94)	(0.83)
Net income (loss) per share -- Diluted	0.11	(0.94)	(0.83)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS INFORMATION
	Three months ended March 31, 2009
	As previously reported	Adjustments	As restated
Net income (loss)	$2,271,353	$(20,376,219)	$(18,104,866)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization of oil properties	2,624,254	455,376	3,079,630
Amortization of deferred financing costs	74,139	70,368	144,507
Amortization of discount on debenture	492,703	177,789	670,492
Amortization of stock option compensation	173,576	106,292	279,868
Change in fair value of warrants	-	(653,705)	(653,705)
Impairment of oil properties	-	13,825,567	13,825,567
Loss on extinguishment of debt	-	8,260,630	8,260,630
Warrants issued for services	48,680	(21,940)	26,740
Noncontrolling interests	412,745	(412,745)	-
Other payables and accrued liabilities	281,021	(11,594)	269,427
Deferred tax assets	(172,139)	(1,424,904)	(1,597,043)
Net cash provided by operating activities	5,790,716	(5,085)	5,785,631
Effect of exchange rate on cash	(11,922)	5,085	(6,837)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

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
STATEMENTS AS OF MARCH 31, 2010
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

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter referred to as (the “Company”).

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the value of the Company’s oil reserve quantities which are the basis for the calculation of the depletion, depreciation and amortization of oil properties and impairments of oil properties, and estimates of the fair value of warrants. Actual results could differ from those estimates.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng is the Chinese Renminbi (“RMB”).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and statement of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $2,176,728 and $3,181,452 as of March 31, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8361 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the three months ended March 31, 2010 and 2009 was 6.8409 RMB to $1.00 USD and 6.84659 RMB to $1.00 USD, respectively.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $94,839 and $9,307,837, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Revenue Recognition

Our oil production business records revenues from the sales of oil on a net basis when delivery to the customer (PetroChina) has occurred and title has transferred. This occurs when oil has been delivered to a PetroChina depot.

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

Our oilfield drilling business (Tiancheng) records revenues from the sales of services that are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Revenue for services is recognized as the services are rendered and when collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement. Revenue from these arrangements is recognized as each service is delivered based on their relative fair value.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major customers

Our oil production business has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, PRC.  Pursuant to our lease agreements with PetroChina we are unable to sell our oil production to any other customer.

Our oilfield drilling business has one primary customer (PetroChina) but also serves other independent oil production companies located in Jilin and Heilongjiang provinces in the PRC.

Accounts receivables and allowance for doubtful accounts

Our oil production business bills PetroChina on a monthly basis, at month-end, for the oil that we delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment in the third month of each quarter, and therefore are to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as amounts of oil surcharge due from the two preceding months equal to the amount of oil surcharge tax payable by us.  We do not recognize any allowance for doubtful accounts, as PetroChina has always paid our invoices on a correct, consistent and timely basis.

Our oilfield drilling business bills customers according to the terms of each service contract.  These contracts generally require downpayments of 30% of the drilling contract sum at the initiation of drilling services and payments of the remaining 70% of the drilling contract sum in twelve monthly installments following the completion of the drilling services.

Long-lived assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used. Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. The impairment of oil properties for the three months ended March 31, 2010 and 2009 was $0 and $13,825,567, respectively.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly  Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The warrants issued in conjunction with the issuance of the secured debenture in February 2008 are treated as liability instruments and will be marked to fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”) (See Note 8, Registration Payment Arrangment Below).

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$28,687,343
Total	$-	$-	$28,687,343

The Company determines the fair value of the warrants using a Black-Scholes option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of March 31, 2010, the Company did not have any investment in unproved oil properties.

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties.  For the three months ended March 31, 2009 we used prices in effect on March 31, the end of period. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.”  The Company recognized impairment loss of oil properties for the three months ended March 31, 2009 of $13,825,567.  The Company did not recognize any impairment loss for the three months ended March 31, 2010.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (loss) per share

The Company reports income (loss) per share in accordance with the provisions of ASC 260-10 (formerly SFAS No. 128, "Earnings Per Share”).  ASC 260-10 requires presentation of basic and diluted income (loss) per share in conjunction with the disclosure of the methodology used in computing such income (loss) per share. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited to profit or loss, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of March 31, 2010 and December 31, 2009, the Company’s deferred tax assets amounted to $7,681,900 and $7,538,868, respectively.

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of March 31, 2010 the Company had a net VAT Payable liability balance of $810,726, compared with a net VAT Payable liability balance of $123,190 as of December 31, 2009.

Business Segment

The Company operates in two segments: oil production and oilfield services (well drilling). Segment disclosure is presented in Note 13 "Segments".

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU 2000-03 Extract Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the SEC Release No. 33-8995, “Modification of Oil and Gas Reporting Requirements (Final Rule)”. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU 2010-06 – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No.160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-9 to have a material impact on its consolidated results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption-one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

In April 2010, FASB issued ASU 2010-13 Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. (“ASU 2010-13”) addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

NOTE 5    SECURED DEBENTURE

The following is a summary of secured debenture at March 31, 2010 and December 31, 2009:

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Secured Debenture at 8% interest
per annum, secured by 66% of the Company's equity interest
in Song Yuan Technical and certain properties of the Company and 6,732,000 shares of common stock of the Company
owned by a stockholder, due on February 28, 2012	$-	$10,500,000

Less: current maturities	-	(5,625,000)
Long-term portion	$-	$4,875,000

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

The Company accounts for these warrants as liability instruments in accordance with paragraph 8 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock.” (now ASC 815-40). Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of discount, was $4,731,679.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 5    SECURED DEBENTURE (Continued)

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

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $10,500,000 as of December 31, 2009. On January 13, 2010, the Company repaid the entire remaining balance of the debenture in the amount of $10,500,000. As of March 31, 2010, there was no debenture outstanding.

Interest expense on the secured debenture for the three months ended March 31, 2010 and 2009 was $23,572 and $280,000 respectively.

Discount amortized on the secured debenture for the three months ended March 31, 2010 and 2009 was $0 and $670,492, respectively.

NOTE 6    NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(Restated)
Numerator:
Net income (loss) attributable to NEP common stockholders
used in computing basis net income (loss) per share	$21,745	$(17,231)
Net income (loss) attributable to NEP common stockholders
used in computing diluted net income (loss) per share	$21,745	$(17,231)

Denominator:
Shares used in the computation of basic net income (loss) per share
(weighted average common stock outstanding)	28,871	20,784
Dilutive potential common stock:
Options and warrants	2,432	-
Shares used in the computation of diluted net income (loss) per share	31,303	20,784
Basic net income (loss) per share	$0.75	$(0.83)
Diluted net income (loss) per share	$0.69	$(0.83)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

For the three months ended March 31, 2010, 100,000 options and 4,039,899 warrants were included in the calculation under treasury stock method as they were dilutive.

For the three months ended March 31, 2009, options and warrants to purchase shares of common stock were not included in the calculation because the effect is anti-dilutive.

NOTE 7  COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of LongDe, Yu Qiao and Tiancheng are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under three operating leases which expire on September 20, 2023, June 30, 2015 and January 20, 2011 at annual rentals of $183, $19,017 and $20,160, respectively.

As of March 31, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2010	$39,360
2011	3,448
2012	183
Thereafter	1,782
$44,773

(C)	Capital commitments

As of March 31, 2010, the Company had capital commitment totaling $1,440,000 with a contractor to complete the drilling of 6 oil wells.

(D)	Legal proceedings

The Company was recently involved in six purported legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.  See Note 14. “Subsequent events”.

NOTE 8  REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009  modification of the Company’s secured debenture issued on February 28, 2008 (see Note 5, Secured Debenture, above) and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which cover stock to be issued underlying warrants associated with both the modification and the issuance of the secured debenture. These Registration Rights Agreements provide for financial penalties in certain circumstances, including  (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals to 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

The Company analyzes these registration rights agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). The Company evaluates the potential likelihood of incurring these financial penalties, and the magnitude of the associated costs, on a probabilistic basis, as required under ASC 825-20. For the period ended March 31, 2010, the Company estimates that no financial penalties are likely to be incurred as a result of any of its registration obligations, and therefore no expense has been accrued for anticipated future registration payments.

NOTE 9  STOCK-BASED COMPENSATION

During 2009, the Company granted to its employees 60,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase Common Stock. As of March 31, 2010, stock options granted under the 2006 Plan to purchase 470,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $4.50 per share were outstanding. 25% of the 160,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, and these stock options granted shall expire ten years after the grant date if unexercised at that time. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of March 31, 2010, the Company had 300,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common shares.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	292% - 316%	0%	2.43% - 3.42%	$2.94 to $4.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 2.43% to 3.42% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the grant date.

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

On January 28, 2010, 250,000 shares of stock options previously granted to one of the management members were exercised at $4.50 per share, with an aggregate fair value of $1,125,000 paid to the Company.

On March 29, 2010, 400,000 shares of common stock of the Company with fair a value of approximately $3,232,000 were granted to the key management team of Tiancheng, of which the Company recognized $808,000 as staff compensation expenses included in selling, general and administrative expenses for the three months ended March 31, 2010.

As of March 31, 2010, the total compensation cost related to stock options not yet recognized was $2,656,618 and will be recognized over the next three years.

The following is a summary of the stock options activity:
	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2009	350,000	$4.18
Granted	-	-
Forfeited	-	-
Exercised	(250,000)	4.50
Balance, March 31, 2010	100,000	$3.38

The following is a summary of the status of options outstanding at March 31, 2010:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Weighted Average Exercise Price
$4.05	40,000	8.15 years	$4.05	40,000	$4.05
$2.94	60,000	9.15 years	$2.94	60,000	$2.94

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 10  STOCKHOLDERS’ EQUITY

The Company’s outstanding warrants as of March 31, 2010 is as follows:

	Date of issue	Exercise price	Outstanding Warrants

Warrant 1	February 28, 2008	$2.35	2,100,000
Warrant 2	March 5, 2009	$2.00	250,000
Warrant 3	March 5, 2009	$2.35	250,000
Warrant 4	April 29, 2009	$2.65	50,000
Warrant 5	September 15, 2009	$6.00	778,261
Warrant 6	September 10, 2009	$6.00	160,000
Warrant 7	December 11, 2009	$8.10	58,910
Warrant 8	December 17, 2009	$8.10	392,728
			4,039,899

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in profit or loss until such time as the warrants are exercised or expire. The fair values were $39,528,261 at December 31, 2009, and $28,687,343 at March 31, 2010. For the three months ended March 31, 2010 and 2009, the Company recorded gain of $10,840,918 and $653,705 in changes in the fair value of the warrants in earnings.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

March 31, 2010
Market price and estimated fair value of common stock:	$8.85
Exercise price:	$2 - $8.1
Remaining contractual life (years):	3- 4.71
Dividend yield:	-
Expected volatility:	130%-273%
Risk-free interest rate:	1.02%-2.55%
Stock issuance

(1)	In January, 2010, Class B warrant was exercised by one investor to purchase 867,438 shares of common stock at exercise price of $2.35 per share.

(2)
On March 23, 2010, an investor exercised warrants and purchased 21,739 shares of common stock at exercise price of $6.00 per share. The Company received $130,434 proceeds in connection with this transaction.

NOTE 11  RELATED PARTY TRANSACTIONS

(1)	As of March 31, 2010, the Company owed a stockholder $2,495,725 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(2)	As of March 31, 2010, the Company owed a related party $14,628 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(3)	Total imputed interest expenses recorded as additional paid-in capital amounted to $-0- and $12,248 for the three months ended March 31, 2010 and 2009, respectively.

(4)	The Company paid a stockholder $3,511 and $3,505 for leased office spaces for the three months ended March 31, 2010 and 2009, respectively.

(5)	As of March 31, 2010, the Company owed a related company $27,793 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

NOTE 12  OIL PROPERTIES

As of March 31, 2010, the Company’s full cost pool did not exceed the ceiling limitation, based on average oil prices in the prior 12-month period. Therefore, the Company did not record any additional impairment expense related to our oil properties for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company recorded an impairment expense related to our oil properties in the amount of $13,825,567.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 13  SEGMENTS

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2010 and 2009 ( in thousand):

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenue:
Crude oil	$16,646	$8,899
Contract drilling	12,282	-
Total revenue	$28,928	$8,899

Gross profit:
Crude oil	$11,318	$5,264
Contract drilling	7,285	-
Total gross profit	$18,603	$5,264

Income (loss) from operations:
Crude oil	$9,744	$(9,405)
Contract drilling	7,164	-
Total income (loss) from operations	16,908	(9,405)
Corporate and other	10,803	(8,700)
Net income (loss) before income taxes	$27,711	$(18,105)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 14  SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the issuance date of the financial statements in accordance with ASC 855-10.

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

OVERVIEW OF OUR BUSINESS

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with PetroChina to sell our crude oil production for use in the China marketplace. We currently operate 289 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities

Field	Acreage	Producing wells #	Proven Reserves (bbls)
Qian112	5,115	247	5,971,685
Da34	2,298	12	59,610
Gu31	1,779	12	73,800
He301	2,471	18	26,929
Total	11,663	289	6,132,024

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

Acquisition of Tiancheng

On September 27, 2009, we acquired through Song Yuan Technical all of the beneficial ownership of all of the equity interest in Song Yuan Tiancheng Drilling Engineering Co., Ltd. or “Tiancheng.” In order to comply with certain PRC laws, 5% of the equity interest in Tiancheng is held in trust by one of the Tiancheng selling stockholders for the benefit of Song Yuan Technical, while the other 95% of the equity interest in Tiancheng is held directly by Song Yuan Technical. Tiancheng provides oil drilling services.  Tiancheng currently has eight drilling teams with the same number of rigs in house, which include two 4,000 meters rig (~13,000 feet depth), three 3,000 meters rigs (~9,800 feet depth) and three 2,000 meters rigs (~6,500 feet depth) respectively. Tiancheng has drilling contracts with PetroChina and other private oil companies to provide drilling and oilfield services.

Listing on the NYSE Amex LLC.

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP”.

Oil Properties and Activities

As of March 31, 2010, the Company had a total of 289 producing wells, including 247 producing wells at the Qian’an 112 oilfield, 18 producing wells at the Hetingbao 301 oilfield, 12 producing wells at the Daan 34 oilfield and 12 producing wells at the Gudian 31 oilfield.

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

And the following table shows the difference between WTI and MOPS China in monthly oil price.

Month	Oil Sale Price
	WTI	MOPS-China
Oct-09	76	66
Nov-09	78	68
Dec-09	74	74
Jan-10	78	73
Feb-10	76	76
March-10	81	71
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

For the three months ended March 31, 2010 (the “Current Quarter”), the sale price we received for our crude oil production averaged $73.16 per barrel, compared with $40.04 per barrel for the three months ended March 31, 2009 (the “Comparable Quarter”).

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

Production, Average Sales Prices, and Production Costs

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Oil Output (Bbl)	227,626	222,091
Avg. Sale Price ($/bbl)	$73.16	$40.04

Operating Revenue	$28,928,293	$8,899,223

Operating Expenses
Production Costs	1,219,243	514,400
Drilling Costs	4,511,289	-
Depreciation	2,088,544	3,079,630
Amortization	10,856	2,979
Oil Surcharge	2,494,718	37,792

Gross Profit	$18,603,643	$5,264,422

As shown in the above table, the significant appreciation of the oil price in 2010 compared with 2009 increased our revenue dramatically, even the production remained the same level as of the Comparable period last year.

The following table reflects the significant oil sale price fluctuation in China in the past 6 months.

Month	Oil Sale Price
	RMB/Ton	USD/Bbl
Oct-09	3,323	66
Nov-09	3,413	68
Dec-09	3,756	74
Jan-10	3,670	73
Feb-10	3,820	76
Mar-10	3,586	71
(Note: 1 Ton = 7.38 Bbls, Exchange rate 1 USD = 6.8376 RMB as of 3/31/2010)

Contract Drilling Services

China North East Petroleum’s newest subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd (“Tiancheng”), founded in December 2007, provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Tiancheng is one of the four private contract drilling and service companies that has been qualificated and licensed to operate in PetroChina’s Jilin oilfield.  Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house.  Tiancheng was started with only two rigs at the end of 2007, and now has seven drilling teams with the same number of rigs, which include the 4,000 meters rig (capable drill down to ~13,000 feet depth), three 3,000 meters rigs (~9,800 feet) and three 2,000 meters rigs (~6,500 feet) respectively. Two of its seven drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina) and another three drilling teams are expected to be granted such approval by the end of the year when the Committee conducts the annual inspection on the qualification certificates for drilling in PetroChina oilfields.

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

In the first three months of 2010, Tiancheng has completed contracts to drill 55 shallow wells for state-owned PetroChina Jilin Branch.The total drilling depth accomplished this year is 86,311 meters (~283,173 feet), with the revenue of $12,281,798 and net income of $4,820,661 or $0.22 in fully-diluted, pro forma EPS for three months ended March 31, 2009. Tiancheng currently has more contracts are under negotiation to increase the utilization of rigs and continue to grow sales revenue.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Revenues. Revenues for the Current Quarter were $28,928,293 compared to $8,899,223 for the Comparable Quarter, an increase of $20,029,070, or 225%. This increase was due to revenue of $12,281,798 from drilling services performed by Tiancheng during the Current Period as well as the increase of oil price drove up the oil sales revenue to $16,646,495.  The average oil price for the Current Quarter was $73.16, a 83% increase from $40.04 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 227,626 barrels compared to 222,091 barrels for the Comparable Quarter, a slightly increase of 3%, as a result of no new additional wells have been installed during the Current Quarter.

Cost of sales.  Cost of sales increased by 184%, from $3,634,801 for the three months ended March 31, 2009 to $10,324,650 for the three months ended March 31, 2010. The increase in cost of sales resulted primarily from drilling cost of $4,511,289 as a result of our new drilling services operation, an increase in the oil surcharge paid to the PRC government, due to the increase in oil prices generally and costs associated in the increase in oil sales. For the Current Quarter, the Company paid an oil surcharge of $2,494,718 to the PRC government as compared to $37,792 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+$0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).

Operating Expenses. Operating expenses totaled $1,695,462 for the Current Quarter, compared to $14,669,419 for the Comparable Quarter, a decrease of 88.4%.  This decrease is primarily a result of impairment of oil properties of $13,825,567 from the Comparable Quarter as compared to none in the Current Quarter.

Other Income (Expense).  Other income increased from expenses totaled $8,699,869 for the Comparable Quarter to income totaled $10,802,536 for the Current Quarter. This increase is primarily the result of the loss of extinguishment of debt of $8,260,630 recorded in the Comparable Quarter and the change in fair value of warrants which increased from $653,705 from the Comparable Quarter to $10,840,918 of the Current Quarter.

Net Income.  Net income increased from a net loss of $18,104,866 for the Comparable Quarter to net income of $23,110,647 for the Current Quarter, primarily as a result of the decrease of expense associated with the impairment of oil properties and loss on extinguishment of debt in the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, the issuance of secured debt and the issuance of new shares of our common stock. Our capital resources consist primarily of cash flows from our oil properties.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of March 31, 2010, the Company had cash and cash equivalents of $34,198,945, other current assets of $23,903,265 and current liabilities of $23,745,204.  For the three months ended March 31, 2010, our primary sources of liquidity were net cash provided by operating activitites of $10,091,932.  This cash balance of $34,198,945 represents an increase of $5,505,813 over our cash balance as of December 31, 2009.

Net cash provided by operating activities was $10,091,932 for the three months ended March 31, 2010 compared to net cash provided by operating activities of $5,785,631 for the same period in 2009. The increase in net cash provided by operating activities was the result of a number of changes in our operating accounts.  Cash from operating activities increased due to increase in profit earned for the Current Period.

Net cash used in investing activities was $53,639 for the three months ended March 31, 2010 compared to $171,649 for the same period in 2009. This decrease is primarily due to the significant decrease in purchase of oil properties and fixed assets during the three months ended March 31, 2010.

Net cash used in financing activities was $4,898,806 for the three months ended March 31, 2010 as compared to $762,770 provided by financing activities for the same period in 2009. This was primarily a result of the repayment of the secured debenture in the total amount of $10,500,000.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of March 31, 2010, we have drilled 289 wells out of the 675 wells that we believe can be drilled in our four oilfields.  We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year. We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $2,494,718, as compared to $37,792 in the Comparable Quarter.

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

Properties and Equipment. The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil properties.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2000-03 Extract Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the SEC Release No. 33-8995, “Modification of Oil and Gas Reporting Requirements (Final Rule)”, discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU 2010-06 – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-6 provides amendments to Subtopic 820-10 that requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to Subtopic 820-10 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No.160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-9 to have a material impact on its consolidated results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives (“ASU2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption-one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

In April 2010, FASB issued ASU 2010-13 Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades (“ASU 2010-13”). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures

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
•
retain an outside consulting firm with expertise in financial accounting and oil industry accounting and disclosure matters, to assist the management team with its preparation of quarterly and annual financial reports; and

•	institute and cultivate a culture of excellence with respect to accounting and financial reporting practices to ensure that the foregoing contributing factors do not recur.

The board of directors has accepted the recommendations proposed by the audit committee, and the board of directors implemented and resolved to continue to implement all of the recommendations.

Consequently, we have revised our financial reports for the periods from March 31, 2008 to September 30, 2009. This report, as well as specific information regarding its impact, is discussed in Note 1, “Restatement” to the Consolidated Financial Statements. Restatement of previously issued financial statements to reflect the correction of a misstatement is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent the misstatement of certain non-cash accounting items. These deficiencies, which we believe constituted a material weakness in our internal control over financial reporting, included inadequate training and understanding of the SEC and accounting rules for booking certain non-cash accounting items, including items specific to oil industry reporting. In light of the determination that previously issued financial statements should be restated, our management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2009 and disclosed this matter to the audit committee, and our independent registered public accounting firm.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of March 31, 2010, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) of the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded we did not maintain effective controls over our financial reporting for the periods from March 31, 2008 to December 31, 2009, and these ineffective controls constituted a material weakness. As a result of this material weakness, our financial statements for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, and the year ended December 31, 2008 were restated. These restatements affected certain non-cash items, including accounting for warrants, the Company’s proved oil properties, depreciation, depletion and amortization of oil properties, the ceiling test write-down of oil properties accounts, and accounting for the effect of a restructuring of a liability. Because of this material weakness, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has not been audited by Baker Tilly Hong Kong Limited (successor to Jimmy Cheung & Co.), an independent registered public accounting firm, as stated in their report which is included herein.

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

We intend to implement the following additional actions in 2010:

•	implement formal and informal training programs, particularly with respect to the accounting for non-cash items; and
•	continue our retention of an outside consulting firm to assist us with a review of financial report preparation.

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts and other matters. These actions may be commenced by a number of different constituents, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders, and representatives of the locations in which we do business. The following is a discussion of some of the more significant legal matters involving the Company.

Recently, purported shareholders of the Company filed six purported legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (RMB), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6319 (No Judge has been assigned at this time), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (No Judge has been assigned at this time), filed August 24, 2010.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China North East Petroleum Holdings Limited

September 7, 2010	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)