Form 10-Q
period 2010-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-09-07
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding as of August 29, 2010: 29,504,860

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	Our expectation of continued growth in the demand for our oil;

•	Our expectation that we will have adequate liquidity from cash flows from operations;

•	A variety of market, operational, geologic, permitting, labor and weather related factors; and

•	The other risks and uncertainties which are described below under “RISK FACTORS,” including, but not limited to, the following:
♦	Unanticipated conditions may cause profitability to fluctuate; and
♦	Decreases in purchases of oil by our customer will adversely affect our revenues.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES (“NEP”)
Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45,666,012	$28,693,132
Accounts receivable, net	23,985,519	16,231,369
Prepaid expenses and other current assets	1,606,725	678,349
Total Current Assets	71,258,256	45,602,850

PROPERTY AND EQUIPMENT
Oil properties, net	42,476,204	45,777,428
Fixed assets, net	15,428,361	16,466,117
Oil properties under construction	175,742	69,395
Total Property and Equipment	58,080,307	62,312,940

LAND USE RIGHTS, NET	611,237	630,387
GOODWILL	1,645,589	1,645,589
DEFERRED TAX ASSETS	7,786,056	7,538,868

TOTAL ASSETS	$139,381,445	$117,730,634

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,787,193	$13,373,640
Current portion of secured debenture	-	5,625,000
Other payables and accrued expenses	990,229	1,165,494
Due to a related party	14,687	14,626
Due to a related company	27,906	144,796
Income tax and other taxes payable	7,680,841	4,930,202
Due to a stockholder	3,986,763	89,269
Total Current Liabilities	22,487,619	25,343,027

LONG-TERM LIABILITIES
Secured debenture	-	4,875,000
Warrants	13,909,905	39,528,261
Total Long-term Liabilities	13,909,905	44,403,261

TOTAL LIABILITIES	36,397,524	69,746,288

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
29,504,860 shares issued and outstanding as of
June 30, 2010; 27,935,818 shares issued and
outstanding as of December 31, 2009)	29,505	27,936
Additional paid-in capital	47,530,799	42,582,142
Retained earnings (deficits)
Unappropriated	38,736,530	(7,995,947)
Appropriated	2,524,055	2,524,055
Accumulated other comprehensive income	2,933,927	3,181,452
Total NEP Stockholders' Equity	91,754,816	40,319,638
Noncontrolling interests	11,229,105	7,664,708
TOTAL EQUITY	102,983,921	47,984,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,381,445	$117,730,634

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
REVENUE
Sales of crude oil	$15,390,494	$11,351,405	$32,036,989	$20,250,628
Drilling revenue	12,316,691	-	24,598,489	-
Total Revenue	27,707,185	11,351,405	56,635,478	20,250,628

COST OF REVENUE
Production costs	872,747	1,152,199	2,091,990	1,666,599
Drilling costs	4,849,429	-	9,360,718	-
Depreciation, depletion and amortization of oil properties	2,131,933	2,235,413	3,743,038	5,315,043
Depreciation of drilling equipment	477,619	-	955,058	-
Amortization of land use rights	4,891	2,982	15,747	5,961
Government oil surcharge	2,507,920	580,375	5,002,638	618,167
Total Cost of Revenue	10,844,539	3,970,969	21,169,189	7,605,770

GROSS PROFIT	16,862,646	7,380,436	35,466,289	12,644,858

OPERATING EXPENSES
Selling, general and administrative expenses	618,379	718,272	2,143,405	1,397,147
Professional fees	117,678	74,159	192,734	172,915
Consulting fees	224,750	72,589	224,750	69,995
Depreciation of fixed assets	96,042	70,986	191,422	139,801
Impairment of oil properties	-	6,789	-	13,832,356
Total Operating Expenses	1,056,849	942,795	2,752,311	15,612,214

INCOME (LOSS) FROM OPERATIONS	15,805,797	6,437,641	32,713,978	(2,967,356)

OTHER INCOME (EXPENSE)
Other expense	(38,201)	(1,008)	(76,173)	(1,801)
Interest expense	(1,162)	(260,664)	(24,734)	(540,664)
Amortization of deferred financing costs	-	-	-	(144,507)
Amortization of discount on debenture	-	-	-	(670,492)
Imputed interest expense	-	(37,669)	-	(49,917)
Interest income	23,458	4,668	46,620	19,764
Other income	10,811	-	10,811	-
Change in fair value of warrants	14,598,248	(12,731,750)	25,439,166	(12,078,045)
Loss on extinguishment of debt	-	-	-	(8,260,630)
Total Other Income (Expense), net	14,593,154	(13,026,423)	25,395,690	(21,726,292)

NET INCOME (LOSS) BEFORE INCOME TAXES	30,398,951	(6,588,782)	58,109,668	(24,693,648)
Income tax expense	(4,175,031)	-	(8,775,101)	-
NET INCOME (LOSS)	26,223,920	(6,588,782)	49,334,567	(24,693,648)
Less: net loss (income) attributable to noncontrolling interests	(1,236,828)	(710,839)	(2,602,090)	162,529
NET INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	24,987,092	(7,299,621)	46,732,477	(24,531,119)

OTHER COMPREHENSIVE INCOME (LOSS)
Total other comprehensive income	650,508	7,348	714,782	69,372
Less: foreign currency translation (gain) loss attributable to noncontrolling interests	106,691	(734)	(962,307)	(6,937)
Foreign currency translation gain (loss) attributable to NEP common stockholders	757,199	6,614	(247,525)	62,435

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	$25,744,291	$(7,293,007)	$46,484,952	$(24,468,684)

Net income (loss) per share
- basic	$0.85	$(0.35)	$1.60	$(1.18)
- diluted	$0.80	$(0.35)	$1.49	$(1.18)

Weighted average number of shares outstanding during the period
- basic	29,500,642	20,855,289	29,195,886	20,819,881
- diluted	31,157,614	20,855,289	31,398,739	20,819,881

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49,334,567	$(24,693,648)
Adjusted to reconcile net income (loss) to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	3,743,038	5,315,043
Depreciation of drilling equipment	955,058	-
Depreciation of fixed assets	191,422	139,801
Amortization of land use rights	15,747	5,961
Amortization of deferred financing costs	-	144,507
Amortization of discount on debenture	-	670,492
Amortization of stock option compensation	224,750	554,194
Loss on extinguishment of debt	-	8,260,630
Change in fair value of warrants	(25,439,166)	12,078,045
Impairment of oil properties	-	13,832,356
Warrants issued for services	-	147,823
Stock-based compensation for employee service	1,010,000	405,000
Imputed interest expenses	-	49,917
Gain on disposal of fixed assets	(10,851)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(7,754,150)	(853,723)
Prepaid expenses and other current assets	(928,376)	271,113
Value added tax recoverable	-	311,240
Deferred tax assets	(247,188)	(3,494,798)
Increase (decrease) in:
Accounts payable	(3,586,447)	(3,537,123)
Other payables and accrued expenses	(175,265)	59,027
Income tax and other taxes payable	2,750,639	(446,492)
Net cash provided by operating activities	20,083,778	9,219,365

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil properties	(265,974)	(790,110)
Purchase of fixed assets	(42,533)	(158,416)
Additions to oil properties under construction	(106,347)	-
Proceeds on disposal of fixed assets	11,519	-
Net cash used in investing activities	(403,335)	(948,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of secured debenture	(10,500,000)	(1,770,000)
Proceeds from exercise of stock warrants and options	3,474,672	1,200
Increase in amount due to a stockholder	3,897,494	2,998,194
Increase (decrease) in due to a related party	61	(51,652)
Decrease in due to a related company	(116,890)	-
Net cash (used in ) provided by financing activities	(3,224,663)	1,177,742

EFFECT OF EXCHANGE RATE ON CASH	537,100	(12,770)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,972,880	9,435,811

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,693,132	13,239,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,666,012	$22,675,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$10,060,115	$4,077,609

Interest expense	$234,740	$280,839

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(1)	On March 29, 2010, 400,000 shares of common stocks valued at $3,232,000 were issued to the key management of Tiancheng, of which the Company recognized $202,000 and $1,010,000 as staff compensation expenses included in selling, general and administrative expenses for the three and six months ended June 30, 2010, respectively.

(2)	In April 2010, a total of 29,865 shares of common stocks were issued in connection with cashless exercise of investor warrants.

 The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company”) determined that the Company’s financial statements as of June 30, 2009 and for the three and six months then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Accounting Standards Codification (“ASC”) 815-40 (formerly Emerging Issues Task Force (“EITF”) 00-19) as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the rate of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

As a result, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss), and cash flows as of June 30, 2009 and for the three and six months ended June 30, 2009 have been restated from the amounts previously reported. The information in the data table below represents only those statements of operations and comprehensive income (loss), and cash flows line items affected by the restatement.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of Sales:
Depletion, depreciation and amortization of oil properties	$2,833,995	$(598,582)	$2,235,413	$5,458,249	$(143,206)	$5,315,043
Operating Expenses:
Selling, general and administrative expenses	610,754	107,518	718,272	1,183,337	213,810	1,397,147
Professional fees	153,032	(78,873)	74,159	225,048	(52,133)	172,915
Consulting fees	98,615	(26,026)	72,589	156,295	(86,300)	69,995
Impairment of oil properties	-	6,789	6,789	-	13,832,356	13,832,356
Other Income (Expense):
Amortization of deferred financing costs	(74,140)	74,140	-	(148,279)	3,772	(144,507)
Amortization of discount on debenture	(509,355)	509,355	-	(1,002,058)	331,566	(670,492)
Change in fair value of warrants	-	(12,731,750)	(12,731,750)	-	(12,078,045)	(12,078,045)
Loss on extinguishment of debt	-	-	-	-	(8,260,630)	(8,260,630)
Income tax expense	(1,667,848)	1,667,848	-	(3,087,667)	3,087,667	-
Net income (loss)	3,302,451	(9,891,233)	(6,588,782)	5,986,549	(30,680,197)	(24,693,648)
Noncontrolling interests	(484,874)	(225,965)	(710,839)	(897,619)	1,060,148	162,529
Net income (loss) attributable to NEP common stockholders	2,817,577	(10,117,198)	(7,299,621)	5,088,930	(29,620,049)	(24,531,119)
Foreign currency translation gain attributable to NEP common stockholders	4,010	2,604	6,614	75,055	(12,620)	62,435
Comprehensive income (loss)	2,821,587	(10,114,594)	(7,293,007)	5,163,985	(29,632,669)	(24,468,684)
Net income (loss) per share -- Basic	0.14	(0.49)	(0.35)	0.24	(1.42)	(1.18)
Net income (loss) per share -- Diluted	0.13	(0.48)	(0.35)	0.24	(1.42)	(1.18)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS INFORMATION

	Six months ended June 30, 2009
	As previously reported	Adjustments	As restated
Net income (loss)	$5,088,930	$(29,782,578)	$(24,693,648)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization of oil properties	5,458,249	(143,206)	5,315,043
Amortization of deferred financing costs	148,279	(3,772)	144,507
Amortization of discount on debenture	1,002,058	(331,566)	670,492
Amortization of stock option compensation	340,384	213,810	554,194
Change in fair value of warrants	-	12,078,045	12,078,045
Impairment of oil properties	-	13,832,356	13,832,356
Loss on extinguishment of debt	-	8,260,630	8,260,630
Warrants issued for services	206,602	(58,779)	147,823
Noncontrolling interests	897,619	(897,619)	-
Other payables and accrued liabilities	138,681	(79,654)	59,027
Deferred tax assets	(402,504)	(3,092,294)	(3,494,798)
Net cash provided by operating activities	9,223,992	(4,627)	9,219,365
Effect of exchange rate on cash	(17,397)	4,627	(12,770)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

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

During 2004, Hong Xiang Petroleum Group acquired a 100% ownership of Hong Xiang Technical.

During 2004, Hong Xiang Technical acquired a 100% interest in Song Yuan City Yu Qiao Qianan Hong Xiang Oil and Gas Development Co., Ltd. (“Hong Xiang Oil Development”) which is engaged in the exploration and production of crude oil in the Jilin Oil Region, of the PRC.  In December 2002, Hong Xiang Oil Development entered into an oil lease agreement with Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) to develop the proven reserves in the Qian'an Oil Field Zone 112 (Qian'an 112) in Jilin Oil Region for 20 years.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 3  ORGANIZATION (Continued)

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

On September 25, 2009, Song Yuan Technical acquired from third parties 100% equity interest of Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”) at a consideration of $13,000,000 in cash. Tiancheng provides contract land drilling services to customers for exploration and production of crude oil in the PRC.

North East Petroleum, Hong Xiang Petroleum Group, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter referred to as (the “Company”).

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% owned subsidiaries, Song Yuan Technical, LongDe and Yu Qiao. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe and Yu Qiao.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statement of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $2,933,927 and $3,181,452 as of June 30, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.80860 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the six months ended June 30, 2010 was 6.83474 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $ -0 - and $9,307,837, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivables and allowance for doubtful accounts

Our oil production business bills PetroChina on a monthly basis, at month-end, for the oil that we delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment in the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as amounts of oil surcharge due for the two preceding months.  We do not recognize any allowance for doubtful accounts, as PetroChina has always paid our invoices on a correct, consistent and timely basis.

Our oilfield services business bills customers according to the terms of each service contract.  These contracts generally require downpayments of 30% of the drilling contract sum at the initiation of drilling services and payments of the remaining 70% of the drilling contract sum in twelve monthly installments following the completion of drilling services.

Long-lived assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used. Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss in recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. No impairment was made for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2009, impairment of oil properties was $6,789 and $13,832,356, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly  Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The warrants issued in conjunction with the issuance of the secured debenture in February 2008 are treated as liability instruments and will be marked to fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). (See Note 8, Registration Payment Arrangements Below).

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$13,909,905
Total	$-	$-	$13,909,905

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
STATEMENTS AS OF JUNE 30, 2010
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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of June 30, 2010, the Company did not have any investment in unproved oil properties.

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. For the six months ended June 30, 2010 we used prices in effect on June 30, the end of period. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.”  Impairment of oil properties for the three and six months ended June 30, 2009, were $6,789 and $13,832,356, respectively. No impairment loss were recognized for the three and six months period ended June 30, 2010.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited to profit or loss, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of June 30, 2010 and December 31, 2009, the Company’s deferred tax assets amounted to $7,786,056 and $7,538,868, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Value Added Tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese VAT at a rate of 17% on the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements. As of June 30, 2010, the Company had a net VAT Payable liability balance of $776,172, compared with a net VAT Payable liability balance of $123,190 as of December 31, 2009.

Segments

The Company operates in two segments: oil production and oilfield services (well drilling).  Segment disclosure is presented in Note 13 “Segments.”

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU 2010-03 Extract Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the SEC Release No. 33-8995, “Modification of Oil and Gas Reporting Requirements (Final Rule). The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU 2010-06 – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to Subtopic 820-10 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification (“ASU 2010-02”). ASU 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No.160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-02 to have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 5    SECURED DEBENTURE

The following is a summary of secured debenture at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

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
STATEMENTS AS OF JUNE 30, 2010
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

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $10,500,000 as of December 31, 2009. On January 13, 2010, the Company repaid the entire remaining balance of the debenture in the amount of $10,500,000. As of June 30, 2010, there was no debenture outstanding.

Interest expense on the secured debenture for the three and six months ended June 30, 2010 and 2009 was $1,162, $260,664,  $24,734, and $540,664, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 6  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)

Numberator
Net income (loss) attributable to NEP common stockholders
used in computing basis net income (loss) per share	$24,987	$(7,300)	$46,732	$(24,531)
Net income (loss) attributable to NEP common stockholders
used in computing diluted net income (loss) per share	$24,987	$(7,300)	$46,732	$(24,531)

Denominator:
Shares used in the computation of basic net income (loss) per share
(weighted average common stock outstanding)	29,501	20,855	29,196	20,820
Dilutive potential common stock:
Options and warrants	1,657	-	2,203	-
Shares used in the computation of diluted net income (loss) per share	31,158	20,855	31,399	20,820
Basic net income (loss) per share	$0.85	$(0.35)	$1.60	$(1.18)
Diluted net income (loss) per share	$0.80	$(0.35)	$1.49	$(1.18)

For the three and six months ended June 30, 2010, 160,000 options and 3,558,396 warrants were included in calculation of diluted shares while 451,638 warrants with exercise prices greater than the average fair market value of the Company’s stock for the three months and six months ended June 30, 2010 of $6.97 and $8.10, respectively, were not included in the calculation because the effect is anti-dilutive.

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

(B)    Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under three operating leases which expire on September 20, 2023, June 30, 2015 and January 20, 2011 at annual rentals of $183, $19,020 and $20,160, respectively.

As of June 30, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2010	$39,363
2011	3,448
2012	183
Thereafter	1,782
$44,776

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 7  COMMITMENTS AND CONTINGENCIES (Continued)

(C)    Capital commitments

As of June 30, 2010, the Company had capital commitments totaling $1,350,000 with a contractor to complete the drilling of 6 oil wells.

(D)    Legal proceedings

The Company was recently involved in six purported legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty. See Note 14 (“Subsequent events”).

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

The Company analyzes these registration rights agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). The Company evaluates the potential likelihood of incurring these financial penalties, and the magnitude of the associated costs, on a probabilistic basis, as required under ASC 825-20. For the six months period ended June 30, 2010, the Company estimated that no financial penalties are likely to be incurred as a result of any of its registration obligations, and therefore no expense was accrued for anticipated future registration payments.

NOTE 9  STOCK-BASED COMPENSATION

During 2010, the Company granted to its employees 60,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase Common Stock. As of June 30, 2010, stock options granted under the 2006 Plan to purchase 530,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. 25% of the 220,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, and these stock options granted shall expire ten years after the grant date if unexercised at that time. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of June 30, 2010, the Company had 240,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common shares.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	268% - 316%	0%	2.10% - 3.42%	$2.94 - $5.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 2.10% - 3.42% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the grant date.

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

On January 28, 2010, 250,000 shares of stock options previously granted to one senior management member were exercised at $4.50 per share, with an aggregate fair value of $1,125,000 paid to the Company.

On March 29, 2010, 400,000 shares of common stocks of the Company with a fair value of approximately $3,232,000 were granted to the key management team of Tiancheng, of which the Company recognized $202,000 and $1,010,000 as staff compensation expenses included in selling, general and administrative expenses for the three and six months ended June 30, 2010, respectively.

As of June 30, 2010, the total compensation cost related to stock options not yet recognized was $2,251,033 and will be recognized over the next three years.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 9  STOCK-BASED COMPENSATION (Continued)

The following is a summary of the stock options activity:
	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2009	350,000	$4.18
Granted	60,000	5.50
Forfeited	-	-
Exercised	(250,000)	4.50
Balance, June 30, 2010	160,000	$4.18

The following is a summary of the status of options outstanding at June 30, 2010:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Weighted Average Exercise Price
$4.05	40,000	7.90 years	$4.05	40,000	$4.05
$2.94	60,000	8.90 years	$2.94	60,000	$2.94
$5.50	60,000	9.92 years	$5.50	15,000	$5.50

NOTE 10  STOCKHOLDERS’ EQUITY

The Company’s outstanding warrants as of June 30, 2010 is as follows:

	Date of issue	Exercise price	Outstanding Warrants

Warrant 1	February 28, 2008	$2.35	2,100,000
Warrant 2	March 5, 2009	$2.00	250,000
Warrant 3	March 5, 2009	$2.35	250,000
Warrant 4	April 29, 2009	$2.65	50,000
Warrant 5	September 15, 2009	$6.00	748,396
Warrant 6	September 10, 2009	$6.00	160,000
Warrant 7	December 11, 2009	$8.10	58,910
Warrant 8	December 17, 2009	$8.10	392,728
			4,010,034

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expire. The fair values were $39,528,261 at December 31, 2009 and $13,909,905 at June 30, 2010. For the three and six months ended June 30, 2010 and 2009, the Company recorded a gain of $14,598,248, a loss of $12,731,750, a gain of $25,439,166 and a loss of 12,078,045, respectively,  in changes in the fair value of the warrants in profit or loss.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

June 30, 2010
Market price and estimated fair value of common stock:	$5.50
Exercise price:	$2.00 - $8.10
Remaining contractual life (years):	0.71 - 4.46
Dividend yield:	–
Expected volatility:	84% - 229%
Risk-free interest rate:	0.32% - 1.79%

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 10  STOCKHOLDERS’ EQUITY (Continued)

Stock issuance

(1)	In January 2010, Series B Warrants issued with the secured debenture (Note 5) were exercised by one investor to purchase 867,438 shares of common stock at the exercise price of $2.35 per share.

(2)
On March 23, 2010, an investor exercised warrants and purchased 21,739 shares of common stock at exercise price of $6.00 per share. The Company received $130,434 proceeds in connection with this transaction.

(3)	In April 2010, one investor exercised warrants to purchase 29,865 shares of common stock at the exercise price of $6.00 per share.

NOTE 11  RELATED PARTY TRANSACTIONS

(1)	As of June 30, 2010, the Company owed a stockholder $3,986,763 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(2)	As of June 30, 2010, the Company owed a related party $14,687 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(3)	Total imputed interest expenses recorded as additional paid-in capital amounted to $0, $37,669, $0 and $49,917 for the three and six months ended June 30, 2010 and 2009, respectively.

(4)	The Company paid a stockholder $3,512, $7,023, $-0- and $3,507 for leased office spaces for the three and six months ended June 30, 2010 and 2009, respectively.

(5)	As of June 30, 2010, the Company owed a related company $27,906 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

NOTE 12  OIL PROPERTIES

As of June 30, 2010, the Company’s full cost pool did not exceed the ceiling limitation, based on average oil prices in the prior 12-month period. Therefore, the Company did not record any additional impairment expense related to our oil properties for the six months ended June 30, 2010. For the three and six months ended June 30, 2009, the Company recorded an impairment expense related to our oil properties of $6,789 and $13,832,356 respectively.

NOTE 13  SEGMENTS

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2010 and 2009 ( in thousand):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue:
Crude oil	$15,390	$11,351	$32,037	$20,251
Contract drilling	12,317	-	24,598	-
Total revenue	$27,707	$11,351	$56,635	$20,251

Gross profit:
Crude oil	$9,880	$7,380	$21,199	$12,645
Contract drilling	6,983	-	14,267	-
Total gross profit	$16,863	$7,380	$35,466	$12,645

Income (loss) from operations:
Crude oil	$8,934	$6,438	$18,678	$(2,967)
Contract drilling	6,872	-	14,036	-
Total income (loss) from operations	15,806	6,438	32,714	(2,967)
Corporate and other	14,593	(13,026)	25,396	(21,727)
Net income (loss) before income taxes	$30,399	$(6,588)	$58,110	$(24,694)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2010
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

Oil and Gas Properties and Activities
As of June 30, 2010, the Company had a total of 289 producing wells, including 247 producing wells at the Qian’an 112 oilfield, 18 producing wells at the Hetingbao 301 oilfield, 12 producing wells at the Daan 34 oilfield and 12 producing wells at the Gudian 31 oilfield.

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

And the following table shows the difference between WTI and MOPS China in monthly oil price.
Month	Oil Sale Price
	WTI	MOPS-China
Jan-10	78	73
Feb-10	76	76
March-10	81	71
Apr-10	84	75
May-10	74	80
Jun-10	75	76

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

For the three months ended June 30, 2010 (the “Current Quarter”), the sale price we received for our crude oil production averaged $76.97 per barrel, compared with $50.27 per barrel for the three months ended June 30, 2009 (the “Comparable Quarter”). For the six months ended June 30, 2010, the sale price we received for our crude oil production averaged $75.17 per barrel, compared with $45.16 per barrel for the same period ended a year ago.

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

Production, Average Sales Prices, and Production Costs

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Oil Output (Bbl)	198,776	225,043	426,402	447,134
Avg. Sale Price ($/bbl)	$76.97	$50.27	$75.17	$45.16

Operating Revenue	$27,707,185	$11,351,405	$56,635,478	$20,250,628

Operating Expenses
Production Costs	872,747	1,152,199	2,091,990	1,666,599
Drilling Cost	4,849,429	-	9,360,718	-
Depreciation, depletion and amortization of oil properties and drilling equipment	2,609,552	2,235,413	4,698,096	5,315,043
Amortization of land use rights	4,891	2,982	15,747	5,961
Oil Surcharge	2,507,920	580,375	5,002,638	618,167

Gross Profit	$16,862,646	$7,380,436	$35,466,289	$12,644,858

As shown in the above table, the appreciation of oil prices in 2010 compared with 2009 caused our revenues to increase substantially, even thought the production of oil decreased sightly due to the raining season and flood in the second quarter.
The following table reflects the significant oil sale price fluctuation in China in the past 12 months.

Month	Oil Sale Price
	RMB/Ton	USD/Bbl
Jan-10	3,670	73
Feb-10	3,820	76
Mar-10	3,586	71
Apr-10	3,761	75
May-10	4,054	80
Jun-10	3,837	76
(Note: 1 Ton = 7.38 Bbls, Exchange rate 1 USD = 6.8376 RMB)

Contract Drilling Services

China North East Petroleum’s newest subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd (“Tiancheng”), founded in December 2007, provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Tiancheng is one of the four private contract drilling and service companies that has been qualificated and licensed to operate in PetroChina’s Jilin oilfield.  Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house.  Tiancheng was started with only two rigs at the end of 2007, and now has eight drilling teams with the same number of rigs, which include two 4,000 meters rig (capable drill down to ~13,000 feet depth), three 3,000 meters rigs (~9,800 feet) and three 2,000 meters rigs (~6,500 feet) respectively.

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

In the first six months of 2010, Tiancheng has completed contracts to drill 111 wells.The total drilling depth accomplished this year is 173,237 meters (~568,363 feet), with the revenue of $24,598,489 and net income of $4,820,661 or $0.22 in fully-diluted, pro forma EPS for the six months ended June 30, 2010. Tiancheng currently has more contracts are under negotiation to increase the utilization of rigs and continue to grow sales revenue.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Revenues. Revenues for the Current Quarter were $27,707,185 compared to $11,351,405 for the Comparable Quarter, an increase of $16,355,780, or 144%. This increase was due to revenue of $12,316,691 from drilling services performed by Tiancheng during the Current Period as well as the increase of oil price drove up the oil sales revenue to $15,390,494. The average oil price for the Current Quarter was $76.97, a 53% increase from $50.27 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 198,776 barrels compared to 225,043 barrels for the Comparable Quarter, an decrease of 12%.This slightly decrease in production was mainly due to: (i) no additional wells were drilled in the Current Quarter; (ii) the unexpected flood resulted from heavy storm and earlier raining season.

Cost of sales.  Cost of sales increased by 173%, from $3,970,969 for the three months ended June 30, 2009 to $10,844,539 for the three months ended June 30, 2010. The increase in cost of sales resulted primarily from drilling cost of $4,849,429 as a result of our new drilling services operation, an increase in the oil surcharge paid to the PRC government, due to the increase in oil prices generally and costs associated in the increase in oil sales. For the Current Quarter, the Company paid an oil surcharge of $2,507,920 to the PRC government as compared to $580,375 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+$0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).

Operating Expenses. Operating expenses totaled $1,056,849 for the Current Quarter, compared to $942,795 for the comparable quarter, an increase of 12.1%. The increase was primarily due to the increase of our consulting fees from $72,589 in the Comparable Quarter to $224,750 in the Current Quarter as a result of our recent restatement of our financial statements, plus an increase in the professional fees form $74,159 in the Comparable Quarter to $117,678 in the Current Quarter.

Other Income (Expense).  Other income for the Current Quarter was $14,593,154 compared to other expense of $13,026,423 for the Comparable Quarter. This increase was primarily the result of the change in fair value of warrants.

Net Income.  Net income for the Current Quarter is $26,223,920 compared to net loss for the Comparable Quarter  of $6,588,782.  The increase is primarily the result of the drilling revenue and [increase of oil sales price in the Current Quarter.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Revenues. Revenues for the six months ended June 30, 2010 were $56,635,478 compared to $20,250,628 for the six months ended June 30, 2009, an increase of $36,384,850, or 180%. This increase was due to revenue of $24,598,489 for the six months ended June 30, 2010 and this increase was due to the additional revenue generated from drilling services of Tiancheng during the Current Period as well as the increase of oil price drove up the oil sales revenue The average oil price for the six months ended June 30, 2010 was $75.17, a 66% increase from $45.16 for the same period in 2009. Our output of crude oil for the six months ended June 30, 2010 was 426,402 barrels compared to 447,134 barrels for the same period in 2009, a  decrease of 4.6%.This slightly decrease in production was mainly due to: (i) no additional wells were drilled in the Current Quarter; (ii)the unexpected flood resulted from heavy storm and earlier raining season.

Cost of sales.  Cost of sales increased by $13,563,419 or 178%, from $7,605,770 for the six months ended June 30, 2009 to $21,169,189 for the six months ended June 30, 2010. The increase in cost of sales resulted primarily from drilling cost of $9,360,718 for the six months ended June 30, 2010 and a increase in the oil surcharge paid to the PRC government, due to the increase in oil prices generally. For the six months ended June 30, 2010, the Company paid an oil surcharge of $5,002,638 to the PRC government as compared to $618,167 paid for the same period in 2009. Under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel.  This government oil surcharge tax is paid by the Company on a quarterly basis, following the end of each quarter.

Operating Expenses. Operating expenses totaled $2,752,311 for the six months ended June 30, 2010, compared to $15,612,214 for the six months ended June 30, 2009, a decrease of 82.4%. This decrease is primarily a result of a decrease of $13,832,356 in impairment of oil properties from the Comparable Period as compared to none in the Current Period and a decrease of $746,258 in selling, general and administrative costs (“SG&A) because we incurred less amount of non-cash charges associated with stock and option grant when compared to the same period of 2009. For the six months ended June 30, 2009, our SG&A costs increased largely due to non-cash charges associated with stock and option grants made to Directors and certain key employees, accordingly, SG&A expenses was higher than current period ended June 30, 2010.

Other Income (Expense).  Other income for the six months ended June 30, 2010 was $25,395,690 compared to other expenses of $21,726,292 for the six months ended June 30, 2009. The increased is primarily the result of decrease of expenses associated with the impairment of oil properties, loss on extinguishment of debt and changes in the fair value of warrants.

Net Income.  Net income was $49,334,567 for the six months ended June 30, 2010 compared to net loss of $24,693,648 for the same period in 2009. The increase was the result of the decrease of expense associated with the impairment of oil properties, loss on extinguishment of debt and the change in fair value of warrants.

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

As of June 30, 2010, the Company had cash and cash equivalents of $45,666,012, other current assets of $25,592,244 and current liabilities of $22,487,619.  For the six months ended June 30, 2010, our primary sources of liquidity were $20,083,778 provided by operating activities.  This cash balance of $45,666,012 represents an increase of $16,972,880 over our cash balance as of December 31, 2009.

Net cash provided by operating activities was $20,083,778 for the six months ended June 30, 2010 compared to net cash provided by operating activities of $9,219,365 for the same period in 2009. The increase in net cash provided by operating activities was the result of a number of changes in our operating accounts.  Cash from operating activities increased due to a significant increase in net income to offset  the higher change in fair value of warrants, higher cash payments of income and other taxes, also offset the increase in accounts receivable in the Current Period compared to the Comparable Period.

Net cash used in investing activities was $403,335 for the six months ended June 30, 2010 compared to $948,526 for the same period in 2009. This decrease is primarily due to no new wells have been drilled during the six months ended June 30, 2010.

Net cash used in financing activities was $3,224,663 for the six months ended June 30, 2010 as compared to net cash provided by $1,177,742 for the same period in 2009. This was primarily a result of the repayment of secured debenture to Lotusbox during the six months ended June 30, 2010.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of June 30, 2010, we have drilled 289 wells out of the 675 wells that we believe can be drilled in our four oilfields.  We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year.   We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $5,002,638, as compared to $618,167 in the Comparable Quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-03 Extract Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the SEC Release No. 33-8995, “Modification of Oil and Gas Reporting Requirements (Final Rule)”, discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU 2010-06 – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-06 provides amendments to Subtopic 820-10 that requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to Subtopic 820-10 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification (“ASU 2010-02”). ASU 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No.160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 is effective for the Company starting January 3, 2010. The company does not expect the adoption of ASU 2010-02 to have a material impact on the Company’s consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In April 2010, FASB issued ASU2010-13 Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades (“ASU 2010-13”). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU2010-13 on our financial statements.

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

Evaluation of Disclosure Control and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of other members of our senior management, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, the Chief Executive Officer and the Chief Financial Officer considered the issues discussed above, together with the remedial steps we have taken. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of June 30, 2010, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2009 and as amended and filed on September 1, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officerpursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Jingful Li
Acting Chief Executive Officer
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