Form 10-Q
period 2010-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2010-11-19
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of common stock outstanding as of November 17, 2010: 29,604,860

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50,520,855	$28,693,132
Accounts receivable, net	23,375,295	16,231,369
Prepaid expenses and other current assets	823,087	678,349
Total Current Assets	74,719,237	45,602,850

PROPERTY AND EQUIPMENT
Oil properties, net	42,494,697	45,777,428
Fixed assets, net	15,097,941	16,466,117
Oil properties under construction	93,535	69,395
Total Property and Equipment	57,686,173	62,312,940

LAND USE RIGHTS, NET	610,242	630,387
GOODWILL	1,645,589	1,645,589
DEFERRED TAX ASSETS	7,892,582	7,538,868
DEPOSITS PAID FOR ACQUISITION OF LAND USE RIGHTS	810,678	-

TOTAL ASSETS	$143,364,501	$117,730,634

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,863,131	$13,373,640
Current portion of secured debenture	-	5,625,000
Other payables and accrued expenses	844,770	1,165,494
Due to a related party	14,930	14,626
Due to a related company	28,367	144,796
Income tax and other taxes payable	5,026,931	4,930,202
Due to a stockholder	2,703,736	89,269
Total Current Liabilities	16,481,865	25,343,027

LONG-TERM LIABILITIES
Secured debenture	-	4,875,000
Warrants	14,007,665	39,528,261
Total Long-term Liabilities	14,007,665	44,403,261

TOTAL LIABILITIES	30,489,530	69,746,288

COMMITMENTS AND CONTINGENCIES

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
29,504,860 shares issued and outstanding as of
September 30, 2010; 27,935,818 shares issued and
outstanding as of December 31, 2009)	29,505	27,936
Additional paid-in capital	47,882,439	42,582,142
Retained earnings (deficits)
Unappropriated	45,592,252	(7,995,947)
Appropriated	2,524,055	2,524,055
Accumulated other comprehensive income	4,575,595	3,181,452
Total NEP Stockholders' Equity	100,603,846	40,319,638
Noncontrolling interests	12,271,125	7,664,708
TOTAL EQUITY	112,874,971	47,984,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,364,501	$117,730,634

The accompanying footnotes are an integral part of the consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

REVENUE
Sales of crude oil	$9,853,426	$14,403,921	$41,890,415	$34,654,549
Drilling revenue	10,132,841	-	34,731,330	-
Total Revenue	19,986,267	14,403,921	76,621,745	34,654,549

COST OF REVENUE
Production costs	932,168	1,103,163	3,024,158	2,769,762
Drilling costs	3,059,478	-	12,420,196	-
Depreciation, depletion and amortization of oil properties	1,294,078	2,369,888	5,037,116	7,684,931
Depreciation of drilling equipment	481,385	-	1,436,443	-
Amortization of land use rights	7,937	2,982	23,684	8,943
Government oil surcharge	1,495,917	1,655,000	6,498,555	2,273,167
Total Cost of Revenue	7,270,963	5,131,033	28,440,152	12,736,803

GROSS PROFIT	12,715,304	9,272,888	48,181,593	21,917,746

OPERATING EXPENSES
Selling, general and administrative expenses	1,801,405	855,138	3,944,810	2,252,285
Professional fees	160,000	105,225	352,734	278,140
Consulting fees	224,750	89,265	449,500	159,260
Depreciation of fixed assets	94,404	69,947	285,826	209,748
Impairment of oil properties	-	1,456	-	13,833,812
Total Operating Expenses	2,280,559	1,121,031	5,032,870	16,733,245

INCOME FROM OPERATIONS	10,434,745	8,151,857	43,148,723	5,184,501

OTHER INCOME (EXPENSE)
Other income	1,319	7,134	10,839	7,134
Other expense	-	(20,780)	(74,882)	(22,581)
Interest expense	(2,246)	(236,931)	(26,980)	(777,595)
Amortization of deferred financing costs	-	-	-	(144,507)
Amortization of discount on debenture	-	-	-	(670,492)
Imputed interest expense	-	(70,210)	-	(120,127)
Interest income	30,996	25,141	77,616	44,905
Change in fair value of warrants	81,430	2,272,159	25,520,596	(9,805,886)
Loss on extinguishment of debt	-	-	-	(8,260,630)
Total Other Income (expense), net	111,499	1,976,513	25,507,189	(19,749,779)

NET INCOME (LOSS) BEFORE INCOME TAXES	10,546,244	10,128,370	68,655,912	(14,565,278)
Income tax expense	(2,851,199)	(1,955,789)	(11,626,300)	(1,955,789)
NET INCOME (LOSS)	7,695,045	8,172,581	57,029,612	(16,521,067)
Less: net loss ( income) attributable to noncontrolling interests	(837,903)	(704,386)	(3,439,993)	(866,915)
NET INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	6,857,142	7,468,195	53,589,619	(17,387,982)

OTHER COMPREHENSIVE INCOME (LOSS)
Total other comprehensive income	1,984,970	19,608	2,699,752	88,980
Less: foreign currency translation (gain) loss attributable to noncontrolling interests	692,332	(1,961)	(269,975)	(8,898)
Foreign currency translation gain attributable to NEP common stockholders	2,677,302	17,647	2,429,777	80,082

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	$9,534,443	$7,485,842	$56,019,395	$(17,307,900)

Net income (loss) per share
- basic	$0.23	$0.34	$1.84	$(0.81)
- diluted	$0.22	$0.31	$1.72	$(0.81)

Weighted average number of shares outstanding during the period
- basic	29,829,089	21,780,364	29,191,932	21,143,560
- diluted	31,334,453	24,025,976	31,188,901	21,143,560

The accompanying footnotes are an integral part of the consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57,029,612	$(16,521,067)
Adjusted to reconcile net income (loss) to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	5,037,116	7,684,931
Depreciation of drilling equipment	1,436,443
Depreciation of fixed assets	285,826	209,748
Amortization of land use rights	23,684	8,943
Amortization of deferred financing costs	-	144,507
Amortization of discount on debenture	-	670,492
Amortization of stock option compensation	642,908	794,951
Loss on extinguishment of debt	-	8,260,630
Change in fair value of warrants	(25,520,596)	9,805,886
Impairment of oil properties	-	13,833,812
Warrants issued for services	17,827	175,855
Stock issued for consulting services	-	88,000
Stock-based compensation for employee service	1,346,667	607,500
Imputed interest expenses	-	120,127
Gain on disposal of fixed assets	(13,586)	(7,134)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(7,143,926)	(2,279,360)
Prepaid expenses and other current assets	(144,738)	(3,206,650)
Value added tax recoverable	-	311,240
Deferred tax assets	(353,714)	(4,027,787)
Increase (decrease) in:
Accounts payable	(5,510,509)	(7,404,068)
Other payables and accrued expenses	(320,724)	163,052
Income tax and other taxes payable	96,729	1,242,325
Net cash provided by operating activities	26,909,019	10,675,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil properties	(754,291)	(3,053,668)
Purchase of fixed assets	(43,236)	(185,369)
Additions to oil properties under construction	(161,372)	-
Proceeds on disposal of fixed assets	11,709	28,656
Deposits paid for acquisition of land use right	(810,678)
Cash outflow from acquisition of a subsidiary	-	(7,837,926)
Net cash used in investing activities	(1,757,868)	(11,048,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance and sale in a public offering of
common stock and warrants, net	-	17,276,003
Repayment of secured debenture	(8,696,260)	(2,500,000)
Proceeds from exercise of stock warrants and options	1,670,932	1,200
Increase in amount due to a stockholder	2,614,467	5,601,438
Increase (decrease) in due to a related party	304	(51,637)
Decrease in due to a related company	(116,429)	-
Net cash (used in) provided by financing activities	(4,526,986)	20,327,004

EFFECT OF EXCHANGE RATE ON CASH	1,203,558	(35,495)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,827,723	19,919,135

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,693,132	13,239,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,520,855	$33,158,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income tax expense	$11,418,016	$5,975,876

Interest expense	$234,740	$540,664

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1)	On January 10, 2010, 867,438 shares of common stock at $2.35 per share was issued to settle the secured debenture regarding the warrant issued.

(2)
 On March 29, 2010, 400,000 shares of common stocks valued at $3,232,000 were issued to the key management of Tiancheng; of which the Company recognized $1,346,667 as staff compensation expenses included in selling, general and administrative expenses for the nine months ended September 30, 2010.

(3)	In April 2010, a total of 29,865 shares of common stocks were issued in connection with cashless exercise of investor warrants.

The accompanying footnotes are an integral part of the consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

 NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company”) determined that the Company’s financial statements as of  September 30, 2009 and for the three and nine months then ended should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Accounting Standards Codification (“ASC”) 815-40 (formerly Emerging Issues Task Force (“EITF”) 00-19) as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the rate of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) depreciation, depletion and amortization of oil properties; (viii) ceiling test reduction of the net carrying value of oil properties; (ix) income tax expense; (x) noncontrolling interests; and (xi) restructuring of the secured debenture on March 5, 2009, treated as an extinguishment of debt.

As a result, the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss), and cash flows for the three and nine months ended September 30, 2009 have been restated from the amounts previously reported. The information in the data table below represents only those statements of operations and comprehensive income (loss), and cash flows line items affected by the restatement.

 STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INFORMATION

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of sales:
Depletion, depreciation and amortization of oil properties	$2,824,981	$(455,093)	$2,369,888	$8,283,230	$(598,299)	$7,684,931
Operating Expenses:
Selling, general and administrative expenses	749,204	105,934	855,138	1,932,541	319,744	2,252,285
Professional fees	98,261	6,964	105,225	323,309	(45,169)	278,140
Consulting fees	142,332	(53,067)	89,265	298,627	(139,367)	159,260
Impairment of oil properties	-	1,456	1,456	-	13,833,812	13,833,812
Other Income (Expense):
Amortization of deferred financing costs	(74,139)	74,139	-	(222,418)	77,911	(144,507)
Amortization of discount on debenture	(513,415)	513,415	-	(1,515,473)	844,981	(670,492)
Change in fair value of warrants	-	2,272,159	2,272,159	-	(9,805,886)	(9,805,886)
Loss on extinguishment of debt	-	-	-	-	(8,260,630)	(8,260,630)
Net income (loss)	4,688,695	3,483,886	8,172,581	10,675,244	(27,196,311)	(16,521,067)
Income tax expense	(2,186,156)	230,367	(1,955,789)	(5,273,823)	3,318,034	(1,955,789)
Non-controlling interests	(635,986)	(68,400)	(704,386)	(1,533,605)	991,748	(541,857)
Net income (loss) attributable to NEP common stockholders	4,052,709	3,415,486	7,468,195	9,141,639	(26,204,563)	(17,062,924)
Foreign currency translation gain	37,618	(19,971)	17,647	112,673	(32,591)	80,082
Comprehensive income (loss)	4,090,327	3,395,515	7,485,842	9,254,312	(26,237,154)	(16,982,842)
Net income( loss) per share -- Basic	0.19	0.15	0.34	0.43	(1.24)	(0.81)
Net income (loss)per share -- Diluted	0.17	0.14	0.31	0.41	(1.22)	(0.81)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1    RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS INFORMATION

	Nine months ended September 30, 2009
	As previously reported	Adjustments	As restated
Net income (loss)	$9,141,639	$(25,662,706)	$(16,521,067)
Adjustments to reconcile net income(loss) to cash provided by operating activities:
Depreciation, depletion and amortization of oil properties	8,283,230	(598,299)	7,684,931
Amortization of deferred financing costs	222,418	(77,911)	144,507
Amortization of discount on debenture	1,515,473	(844,981)	670,492
Amortization of stock option compensation	475,207	319,744	794,951
Change in fair value of warrants	-	9,805,886	9,805,886
Reduction in carrying value of oil properties, net	-	13,833,812	13,833,812
Loss on extinguishment of debt	-	8,260,630	8,260,630
Warrants issued for services	280,737	(104,882)	175,855
Noncontrolling interests	1,533,605	(1,533,605)	-
Deferred tax assets	-	(4,027,787)	(4,027,787)
Deferred tax liabilities	(697,940)	697,940	-
Net cash provided by operating activities	10,687,746	(11,813)	10,675,933
Effect of exchange rate on cash	(47,308)	11,813	(35,495)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and 2009 include the unaudited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statement of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $4,575,595 and $3,181,452 as of September 30, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.6981RMB to $1.00 USD. The average translation rates applied to income statement amounts for the nine months ended September 30, 2010 was 6.8164 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $ -0 - and $9,307,837, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Major customers

Our oil production business has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, the PRC.  Pursuant to our lease agreements with PetroChina we are unable to sell our oil production to any other customer.

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

Long-lived assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used. Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss in recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. No impairment was made for the three and nine months ended September 30, 2010.  For the three and nine months ended September 30, 2009, impairment of oil properties was $1,456 and $13,833,812, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized as follows (unaudited):

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$14,007,665
Total	$-	$-	$14,007,665

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
STATEMENTS AS OF SEPTEMBER 30, 2010
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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of September 30, 2010, the Company did not have any investment in unproved oil properties.

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.”  Impairment of oil properties for the three and nine months ended September 30, 2009, were $1,456 and $13,833,812, respectively. No impairment loss was recognized for the three and nine months ended September 30, 2010.

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
STATEMENTS AS OF SEPTEMBER 30, 2010
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

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes”).  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in profit or loss in the period that includes the enactment date.  The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited to profit or loss, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of September 30, 2010 and December 31, 2009, the Company’s deferred tax assets amounted to $7,892,582 and $7,538,868, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5    SECURED DEBENTURE

The following is a summary of secured debenture at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

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
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5    SECURED DEBENTURE (continued)

As the restructuring is presumed to have the effect of reflecting fair market terms and conditions for the Amended secured debenture, the carrying value of the debenture is the remaining principal balance of the debenture and no discount is recognized.  Changes in the fair value of the warrants will continue to be recognized as gain or loss in the period incurred.

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $10,500,000 as of December 31, 2009. On January 13, 2010, the Company repaid the entire remaining balance of the debenture in the amount of $10,500,000. As of September 30, 2010, there was no debenture outstanding.

Interest expense on the secured debenture for the three and nine months ended September 30, 2010 and 2009 was $2,246, $236,931, $26,980 and $777,595, respectively.

No amortized discount on the secured debenture for the three and nine months ended September 30, 2010. Discount amortized on the secured debenture for the three and nine months ended September 30, 2009 was $0 and $670,492 respectively.

NOTE 6  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)

Numerator:
Net income (loss) attributable to NEP common stockholders
used in computing basis net income (loss) per share	$5,510	$7,468	$52,243	$(17,063)
Net income (loss) attributable to NEP common stockholders
used in computing diluted net income (loss) per share	$5,510	$7,468	$52,243	$(17,063)

Denominator:
Shares used in the computation of basic net income (loss) per share
(weighted average common stock outstanding)	29,829	21,780	29,192	21,144
Dilutive potential common stock:
Options and warrants	1,505	2,246	1,997	0
Shares used in the computation of diluted net income (loss) per share	31,334	24,026	31,189	21,144
Basic net income (loss) per share	$0.23	$0.34	$1.84	$(0.81)
Diluted net income (loss) per share	$0.22	$0.31	$1.72	$(0.81)

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

 NOTE 6  NET INCOME (LOSS) PER SHARE (continued)

For the three and nine months ended September 30, 2010, 160,000 options and 3,558,396 warrants were included in calculation of diluted shares while 120,000 options and 3,650,000 warrants with exercise prices greater than the average fair market value of the Company’s stock.

For the three months and nine months ended September 30, 2010 dilutive shares were calculated based on weighted average price of $7.13 and $5.22, respectively, were not included in the calculation because the effect is anti-dilutive.

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

(B)    Commitments

The Company leases office spaces from a stockholder, land and office spaces from third parties under three operating leases which expire on September 20, 2023, June 30, 2011 and January 20, 2011 at annual rentals of $183, $19,072 and $20,602 respectively.

As of September 30, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2010	$39,363
2011	3,448
2012	183
Thereafter	1,782
$44,776

(C)    Capital commitments

As of September 30, 2010, the Company had capital commitments totaling $583,631 with a contractor to complete the drilling of 2 oil wells.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

The Company analyzes these registration rights agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). The Company evaluates the potential likelihood of incurring these financial penalties, and the magnitude of the associated costs, on a probabilistic basis, as required under ASC 825-20. For the nine months ended September 30, 2010, the Company estimated that no financial penalties are likely to be incurred as a result of any of its registration obligations, and therefore no expense was accrued for anticipated future registration payments.

NOTE 9  STOCK-BASED COMPENSATION

During 2010, the Company granted to its employees 60,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase Common Stock. As of September 30, 2010, stock options granted under the 2006 Plan to purchase 530,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. 25% of the 220,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, and these stock options granted shall expire ten years after the grant date if unexercised at that time. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of September 30, 2010, the Company had 240,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common shares.

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
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9  STOCK-BASED COMPENSATION (continued)

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

On January 27, 2010, 400,000 shares of common stocks of the Company with a fair value of approximately $3,232,000 were granted to the key management team of Tiancheng, of which the Company recognized $336,667 and $1,346,607 as staff compensation expenses included in selling, general and administrative expenses for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2010, the total compensation cost related to stock options not yet recognized was $2,022,983 and will be recognized over the next three years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2009	350,000	$4.18
Granted	60,000	5.50
Forfeited	-	-
Exercised	(250,000)	4.50
Balance, September 30, 2010	160,000	$4.18

The following is a summary of the status of options outstanding at September  30, 2010:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Weighted Average Exercise Price
$4.05	40,000	7.67 years	$4.05	40,000	$4.05
$2.94	60,000	8.67 years	$2.94	60,000	$2.94
$5.50	60,000	9.67 years	$5.50	30,000	$5.50

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 10  STOCKHOLDERS’ EQUITY

The Company’s outstanding warrants as of September 30, 2010 are as follows:

	Date of issue	Exercise price	Outstanding Warrants

Warrant 1	February 28, 2008	$2.35	2,100,000
Warrant 2	March 5, 2009	$2.00	250,000
Warrant 3	March 5, 2009	$2.35	250,000
Warrant 4	April 29, 2009	$2.65	50,000
Warrant 5	September 15, 2009	$6.00	748,396
Warrant 6	September 10, 2009	$6.00	160,000
Warrant 7	December 11, 2009	$8.10	58,910
Warrant 8	December 17, 2009	$8.10	392,728
			4,010,034

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expired. The fair values were $39,528,261 at December 31, 2009 and $14,007,665 at September 30, 2010. For the three and nine months ended September  30, 2010 and 2009, the Company recorded a gain of $81,430, a gain of $2,272,159, a gain of $25,520,596 and a loss of 9,805,886, respectively,  in changes in the fair value of the warrants in profit or loss.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

September 30, 2010
Market price and estimated fair value of common stock:	$6.08
Exercise price:	$2.00 - $8.10
Remaining contractual life (years):	0.46 - 4.25
Dividend yield:	–
Expected volatility:	36% - 229%
Risk-free interest rate:	0.19% - 2.10%

Stock issuance

(1)	In January 2010, Series B Warrants issued with the secured debenture (Note 5) were exercised by one investor to purchase 867,438 shares of common stock at the exercise price of $2.35 per share.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 11  RELATED PARTY TRANSACTIONS

(1)	As of September 30, 2010, the Company owed a stockholder $2,703,736 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(2)	As of September 30, 2010, the Company owed a related party $14,930 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

(3)	Total imputed interest expenses recorded as additional paid-in capital amounted to $0, $70,210, $0 and $120,127 for the three and nine months ended September 30, 2010 and 2009, respectively.

(4)	The Company paid a stockholder $3,512, $10,536, $877 and $4,384 for leased office spaces for the three and nine months ended September 30, 2010 and 2009, respectively.

(5)	As of September 30, 2010, the Company owed a related company $28,367 which is unsecured and repayable on demand. Imputed interest is computed at 5% per annum on the amount due.

NOTE 12  OIL PROPERTIES

As of September 30, 2010, the Company’s full cost pool did not exceed the ceiling limitation, based on average oil prices in the prior 12-month period. Therefore, the Company did not record any additional impairment expense related to our oil properties for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the Company recorded an impairment expense related to our oil properties of $1,456 and $13,833,812 respectively.

NOTE 13  SEGMENTS

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2010 and 2009 (in thousand):

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 13  SEGMENTS (continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Crude oil	$9,853	$14,404	$41,890	$34,655
Contract drilling	10,133	-	34,731	-
Total revenue	$19,986	$14,404	$76,621	$34,655

Gross profit:
Crude oil	$6,123	$9,273	$27,307	$21,918
Contract drilling	6,592	-	20,874	-
Total gross profit	$12,715	$9,273	$48,181	$21,918

Income (loss) from operations:
Crude oil	$5,064	$8,152	$23,742	$5,185
Contract drilling	5,375	-	19,407	-
Total income (loss) from operations	10,435	8,152	43,149	5,185
Corporate and other	111	1,976	25,507	(19,750)
Net income (loss) before income taxes	$10,546	$10,128	$68,656	$(14,565)

NOTE 14  LEGAL PROCEEDINGS

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

OVERVIEW OF OUR BUSINESS

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with PetroChina to sell our crude oil production for use in the China marketplace. We currently operate 292 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Co. Ltd. (“Yu Qiao”) and Chang Ling Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities

Field	Acreage	Producing wells #	Proven Reserves (bbls)
Qian112	5,115	247	5,971,685
Da34	2,298	12	59,610
Gu31	1,779	12	73,800
He301	2,471	21	26,929
Total	11,663	292	6,132,024

Additionally, through our subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd., we provide contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

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

PetroChina Oil Leases

Pursuant to a 20-year exclusive Cooperative Oil Lease (the “Oil Lease”), entered into among PetroChina Group, Yu Qiao and the Company in May 2002, the Company has the right to explore, develop and produce oil at Qian’an 112 Oilfield. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil revenue for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee. The payment of management fee was stopped following the acquisition of Yu Qiao by the Company in 2007.

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

Currently 90% of Yu Qiao is directly held by Song Yuan Technical and 10% of Yu Qiao is held in trust by Wang Hongjun for the benefit of Song Yuan Technical.

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

Oil Properties and Activities

As of September 30, 2010, the Company had a total of 292 producing wells, including 247 producing wells at the Qian’an 112 oilfield, 21 producing wells at the Hetingbao 301 oilfield, 12 producing wells at the Daan 34 oilfield and 12 producing wells at the Gudian 31 oilfield.

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

And the following table shows the difference between WTI and MOPS China in monthly oil price.

Month	Oil Sale Price
	WTI	MOPS-China
January 2010	78	73
February 2010	76	76
March 2010	81	71
April 2010	84	75
May 2010	74	80
June 2010	75	76
July 2010	76	72
August 2010	77	72
September 2010	75	73

(Note: data references to Wall Street Journal, and MOPS China price is exchanged from RMB to USD at the exchange rate of 6.8164 for 9 months moving average)

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

For the three months ended September 30, 2010 (the “Current Quarter”), the sale price we received for our crude oil production averaged $72.3 per barrel, compared with $64.33 per barrel for the three months ended September 30, 2009 (the “Comparable Quarter”). For the nine months ended September 30, 2010, the sale price we received for our crude oil production averaged $74.33 per barrel, compared with $51.33 per barrel for the same period ended a year ago.

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

Production, Average Sales Prices,  Production Costs, Drilling Depth and Drilling Wells Count

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Oil Output (Bbl)	135,473	224,219	561,875	671,351
Avg. Sale Price ($/bbl)	$72	$64	$74	$52
Tiancheng Drilling Depth (m)	70,493	-	243,730	-
Tiancheng Drilling Wells	45	-	156	-

Oil Sales Revenue	$9,853,426	$14,403,921	$41,890,415	$34,654,549
Drilling Revenue	$10,132,841	$-	$34,731,330	$-

Cost of Revenue
Production Costs	932,168	1,103,163	3,024,158	2,769,762
Drilling Cost	3,059,478	-	12,420,196	-
Depreciation, depletion and amortization of oil properties and drilling equipment	1,775,463	2,369,888	6,473,559	7,684,931
Amortization of land use rights	7,937	2,982	23,684	8,943
Oil Surcharge	1,495,917	1,655,000	6,498,555	2,273,167

Gross Profit	$12,715,304	$9,272,888	$48,181,593	$21,917,746

As shown in the above table, the appreciation of oil prices in 2010 compared with 2009 caused our revenues to increase substantially, even thought the production of oil decreased sightly due to the raining season and flood in the second quarter.

The following table reflects the significant oil sale price fluctuation in China in the past 12 months.

Month	Oil Sale Price
	RMB/Ton	USD/Bbl
January 2010	3,670	73
February 2010	3,820	76
March 2010	3,586	71
April 2010	3,761	75
May 2010	4,054	80
June 2010	3,837	76
July 2010	3,615	72
August 2010	3,599	72
September 2010	3,660	73
(Note: 1 Ton = 7.38 Bbls, Exchange rate 1 USD = 6.8164 RMB for 9 months moving average)

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

In the first nine months of 2010, Tiancheng has completed contracts to drill 156 wells. The total drilling depth accomplished this year is 243,730meters (~799,639feet), with the revenue of $10,132,841.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Revenues. Revenues for the Current Quarter were $19,986,267 compared to $14,403,921 for the Comparable Quarter, an increase of $5,582,346, or 39%. This increase was mainly due to revenue of $10,132,841 from drilling services performed by Tiancheng during the Current Period. The average oil price for the Current Quarter was $72.3, a 12% increase from $64.33 for the Comparable Quarter. Our output of crude oil for the Current Quarter was 135,473 barrels compared to 224,219 barrels for the Comparable Quarter, a decrease of 40%.This decrease in production was mainly due to: (i) no additional wells were drilled in the Current Quarter; (ii) the unexpected flood resulted from heavy storm and earlier raining season.

Cost of sales.  Cost of sales increased by 42%, from $5,131,033 for the three months ended September 30, 2009 to $7,270,963 for the three months ended September 30, 2010. The increase in cost of sales resulted primarily from drilling costs and depreciation of $3,540,863 as a result of our new drilling services operation, but offset by a decrease on the Depreciation, depletion and amortization of oil properties, which was $1,294,078 for the Current Quarter compared to $2,369,888 for the Comparable Quarter, the main reason was due to revised reserve report. For the Current Quarter, the Company paid an oil surcharge of $1,495,917 to the PRC government as compared to $1,655,000 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+$0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).

Operating Expenses. Operating expenses totaled $2,280,559 for the Current Quarter, compared to $1,121,031 for the Comparable Quarter, an increase of 103%. The increase was primarily due to the increase of our sellling, general and adminstrative expenses from $855,138 in the Comparable Quarter to $1,801,405 in the Current Quarter as a result of new drilling operation this year. In addition, the professional fees and consulting fees were increasing from $ 105,225 and $89,265 in the Comparable Quarter to $160,000 and $224,750 in the Current Quarter respectively as a result of our recent restatement of our financial statements.

Other Income (Expense).  Other income for the Current Quarter was $111,499 compared to other income of $1,976,513 for the Comparable Quarter. This decrease was primarily the result of the change in fair value of warrants. Furthermore, the interest payment reduced significantly from $236,931 in the Comparable Quarter to $2,246 in the Current Quarter, which resulted by making repayment of the whole principal of the loan to the Fund at the beginning this year.

Net Income.  Net income for the Current Quarter is $6,857,142 compared $7,468,195 of the Comparable Quarter.  The decrease is primarily the result of the increased tax and expenses associated with new added drilling operation and the other non-cash expenses such as change in fair value of warrants.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Revenues. Revenues for the nine months ended September 30, 2010 were $76,621,745 compared to $34,654,549 for the nine months ended September 30, 2009, an increase of $41,967,196, or 121%. This increase was due to the additional revenue $34,731,330 generated from drilling services of Tiancheng during the Current Period as well as the increase of oil price drove up the oil sales revenue The average oil price for the nine months ended September 30, 2010 was $74, a 42% increase from $52 for the same period in 2009. Our output of crude oil for the nine months ended September 30, 2010 was 561,875 barrels compared to 671,351 barrels for the same period in 2009, a decrease of 16%. This slightly decrease in production was mainly due to: (i) only 3 additional wells were drilled in the Current Period; (ii) the temporary production shut down due to unexpected flood resulted from heavy storm and longer raining season.

Cost of sales.  Cost of sales increased by $15,703,349 or 123%, from $12,736,803 for the nine months ended September 30, 2009 to $28,440,152 for the nine months ended September 30, 2010. The increase in cost of sales resulted primarily from drilling costs and depreciation of $13,926,639 for the nine months ended September, 2010 and an increase in the oil surcharge paid to the PRC government, due to the increase in oil prices generally. For the nine months ended September 30, 2010, the Company paid an oil surcharge of $6,498,555 to the PRC government as compared to $2,273,167 paid for the same period in 2009.

Operating Expenses. Operating expenses totaled $5,032,870 for the nine months ended September 30, 2010, compared to $16,733,245 for the nine months ended September 30, 2009, a decrease of 70%. This decrease is primarily a result of a decrease of $13,833,812 in impairment of oil properties from the Comparable Period as compared to none in the Current Period. On the other hand, the selling, general and administrative costs increased from $2,252,285 in the Comparable Period to $3,944,810 in the Current Period due to the higher overhead and administrative expenses associated new drilling operation.  Also the consulting fees increased significantly from $159,260 in the Comparable Period to $449,500 in the Current Period, mainly as a result of the recent restatement of the financial statements

Other Income (Expense).  Other income for the nine months ended September 30, 2010 was $25,507,189 compared to other expenses of $19,749,779 for the same period in 2009. The increase is primarily the result of a significant non-cash gain on the changes in the fair value of warrants, plus the decrease of interest expense as well as decrease of expenses associated various non-cash items such as the loss on extinguishment of debt.

Net Income.  Net income was $53,589,619 for the nine months ended September 30, 2010 compared to net loss of $17,387,982 for the same period in 2009. The increase was the result of the decrease of expense associated with the impairment of oil properties, loss on extinguishment of debt and the change in fair value of warrants as well as the increase of the total revenue generated from new added drilling services operation.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, the issuance of secured debt and the issuance of new shares of our common stock. Our capital resources consist primarily of cash flows from our oil producing properties and oilfield drilling services operation.  Our level of earnings and cash flows depend upon many factors, including the price we receive for crude oil we produce.

As of September 30, 2010, the Company had cash and cash equivalents of $50,520,855, other current assets of $24,198,382 and current liabilities of $16,481,865.  For the nine months ended September 30, 2010, our primary sources of liquidity were $26,909,019 provided by operating activities.  This cash balance of $50,520,855 represents an increase of $21,827,723 over our cash balance as of December 31, 2009.

Net cash provided by operating activities was $26,909,019 for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $10,675,933 for the same period in 2009. The increase in net cash provided by operating activities was the result of a number of changes in our operating accounts.  Cash from operating activities increased due to a significant increase in net income to offset the higher change in fair value of warrants, higher cash payments of income and other taxes, also offset the increase in accounts receivable in the Current Period compared to the Comparable Period.

Net cash used in investing activities was $1,757,868 for the nine months ended September 30, 2010 compared to $11,048,307 for the same period in 2009. This decrease is primarily due to no new wells have been drilled during the nine months ended September 30, 2010.

Net cash used in financing activities was $4,526,986 for the nine months ended September 30, 2010 as compared to net cash provided by $20,327,004 for the same period in 2009. This was primarily a result of the repayment of secured debenture to Lotusbox during the nine months ended September 30, 2010.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of September 30, 2010, we have drilled 292 wells out of the 675 wells that we believe can be drilled in our four oilfields.  We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year.   We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax.  When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax.  In the Current Quarter, the approximate amount of oil surcharge tax we paid was $1,495,917, as compared to $1,655,000 in the Comparable Quarter.

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

Properties and Equipment. The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil properties.

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

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics—Technical Corrections to SEC Paragraphs”. ASU No. 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

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

•
We have engaged Ernst & Young (China) Advisory Ltd. to assist us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act Section of 2002. As part of compliance with SOX 404, our management and our external auditor will examine and report on the adequacy of our internal financial reporting and control systems after documenting and testing financial reporting and control procedures. In addition, Ernst & Young will provide recommendations to our management for instituting necessary additional controls to enhance the risk management capability of the our internal controls over financial reporting.

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

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10-CV-4577-MGC-THK, filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10-CV-4775-MGC-THK, filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10-CV-5263-MGC-THK, filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10-CV-5445-RMB-JLC, filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10-CV-6319-RMB-GWG, filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10-CV-6344-RMB-JLC, filed August 24, 2010.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

Date: November 19, 2010	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
Principal Executive Officer

Dated: November 19, 2010	By:	/s/ Shaohui Chen
Shaohui Chen
Acting Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

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