Form 10-K
period 2010-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-03-16
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-49846

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
(Exact Name of Registrant as specified in its charter)

Nevada	87-0638750
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

445 Park Avenue
New York, NY 10022
(Address of principal executive office)

Registrant’s telephone number, including area code: (212) 307-3568

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex

Securities registered under Section 12(g) of the Exchange Act:

None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $162,276,730. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 3, 2011, there were 29,604,860 shares of the issuer's common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

None

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

PART I

ITEM 1. BUSINESS

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. As of December 31, 2010, we operated 295 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Song Yuan City Yu Qiao Oil and Gas Development Ltd. Corp. (“Yu Qiao”) and Longde Oil and Gas Development Co. Ltd. (“LongDe”), we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

We currently operate 4 oilfields located in Northern China, which include:

Field	Acreage Gross (developed and undeveloped) at 12/31/2010	Producing Oil Wells at 12/31/2010	Proved Reserves (Bbls) at 12/31/2010
Qian’an 112	5,115	250	5,440,900
Daan 34	2,298	12	2,500
Gudian 31	1,779	12	16,500
Hetingbao 301	2,471	21	16,300

Financial Information about Segments

The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the last three fiscal years ended December 31, 2010, 2009 and 2008 (restated) (in thousands):

Year	2010	2009	2008
			(restated)
Revenue:
Crude oil	$54,672	$51,081	$58,572
Contract drilling	44,876	13,577	-
Total revenue	$99,548	$64,658	$58,572

Gross profit:
Crude oil	$35,393	$33,778	$34,998
Contract drilling	25,363	8,342	-
Total gross profit	$60,756	$42,120	$34,998

Income from operations:
Crude oil	$27,989	$24,212	$18,177
Contract drilling	24,964	176	-
Total income from operations	52,953	24,388	18,177
Corporate and other	25,506	(37,579)	(797)
Net income (loss) before income taxes	$78,459	$(13,191)	$17,380

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

Song Yuan Technical Joint Venture

On July 26, 2006, the Company entered into a joint venture agreement with Wang Hongjun (“Mr. Wang”), the president and a stockholder of the Company and Ju Guizhi (“Ms. Ju”), mother of Mr. Wang, to contribute to the increased registered capital of Song Yuan North East Petroleum Technical Service Co. Ltd. (“Song Yuan Technical”). The purpose of Song Yuan Technical is to acquire oil and gas properties and to engage in the exploration of crude oil in the PRC. On December 20, 2006, Mr. Wang transferred his interest (4.5%) in Song Yuan Technical to Ms. Ju and as result, the Company owns a 90% equity interest in Song Yuan Technical, and Ms. Ju owns the remaining 10% equity interest in Song Yuan Technical.

Acquisition of LongDe

In order to comply with certain PRC laws relating to foreign entities’ ownership of oil and gas companies in the PRC, prior to March 17, 2008, Song Yuan Technical directly owned a 70% equity interest in LongDe, while Sun Peng and Ai Chang Shan, respectively, owned 10% and 20% of the equity interests in LongDe in trust for Song Yuan Technical. On March 17, 2008, Song Yuan Technical acquired an additional 20% equity interest in LongDe, 10% of the equity interest in LongDe from Sun Peng, and 10% of the equity interest in LongDe from Ai Chang Shan. Accordingly, Song Yuan Technical now owns directly 90% of the equity interests in LongDe, with Ai ChangShan holding the remaining 10% in trust for Song Yuan Technical. The acquisition of LongDe was made pursuant to the laws of the PRC. As a 90% owner of Song Yuan Technical, the Company effectively controls LongDe.

This beneficial ownership structure is governed by two trust agreements: (i) Trust Agreement dated October 8, 2006 by and between Song Yuan Technical and Ai Chang Shan; and (ii) Trust Agreement dated April 18, 2008 by and between Song Yuan Technical and Wang Hongjun.  Pursuant to the October 8, 2006 agreement, Ai Chang Shan holds 20% of the equity interest in LongDe in trust for the benefit of Song Yuan Technical. On March 17, 2008, Ai Chang Shan entered into a transfer agreement whereby Ai Chang Shan transferred 10% of the equity interest of LongDe held in trust pursuant to this trust agreement to Song Yuan Technical.  Currently under the trust agreement dated October 8, 2006, Ai Chang Shan holds 10% of the total equity interest of LongDe in trust for the benefit of Song Yuan Technical.  Pursuant to the April 18, 2008 trust agreement, Wang Hongjun holds 10% of the total outstanding equity interest in Yu Qiao in trust for the benefit of Song Yuan Technical.

Acquisition of Yu Qiao

The Company acquired 100% beneficial interest of Yu Qiao from Yu Qiao’s former shareholders: Ms. Ju (70%), Meng Xiangyun (20%) and Wang Pingwu (10%) on January 26, 2007. In order to comply with PRC laws which restrict ownership of oil and gas companies by foreign entities, following the acquisition, 20% and 10% of the equity interest, respectively, was transferred to Meng Xiangyun and Wang Pingwu to be held in trust for the benefit of Song Yuan Technical pursuant to a trust agreement.

On March 17, 2008, the trust agreement with Meng Xiangyun was cancelled and the 20% equity interest in Yu Qiao held in trust by Meng Xiangyun was transferred to Song Yuan Technical.  On April 18, 2008, the 10% equity interest in Yu Qiao held by Wang Pingwu in trust was transferred to the Company’s President and Chairman, Wang Hongjun to hold in trust for the benefit of Song Yuan Technical.

Currently, Song Yuan Technical directly holds 90% of Yu Qiao and 10% is held in trust by Wang Hongjun for the benefit of Song Yuan Technical.

Acquisition of Tiancheng

On September 27, 2009, we acquired, through Song Yuan Technical, beneficial ownership of all of the equity interest in Song Yuan Tiancheng Drilling Engineering Co., Ltd. or “Tiancheng.” In order to comply with certain PRC laws, 5% of the equity interest in Tiancheng was initially held in trust by Lou Yunhui, one of the former Tiancheng stockholders, for the benefit of Song Yuan Technical, while the remaining 95% of the equity interest in Tiancheng was held directly by Song Yuan Technical.

On November 13, 2009, the 5% equity interest in Tiancheng held by Lou Yunhui in trust was transferred to the Company’s President and Chairman, Wang Hongjun to hold in trust for the benefit of Songyuan Technical.

Tiancheng provides contract drilling services.  Tiancheng currently has eight drilling teams with the same number of rigs in house, which include two 4,000 meter rigs, (approximately 13,000 feet depth), three 3,000 meter rigs (approximately 9,800 feet depth) and three 2,000 meter rigs (approximately 6,500 feet depth), respectively. All of its drilling teams have received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina). Tiancheng has existing contracts with PetroChina and other private oil companies to provide contract drilling and other oilfield services.

The acquisition of Tiancheng was accounted for as a purchase under ASC Topic 805 Business Combinations. Accordingly, the operating results of Tiancheng have been included in the consolidated statements of operations and comprehensive income after September 25, 2009, the effective date of the acquisition.

Proposed Acquisition of Sunite Right Banner

On January 19, 2011, the Company through its subsidiary, Songyuan Technical, entered into a Share Transfer Agreement with the shareholders of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd. to acquire 100% of the equity interests in Shengyuan.Shengyuan, a limited liability company incorporated in Sunite Right Banner, Inner Mongolia in the People’s Republic of China with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The total purchase price for Shengyuan is valued at approximately $43.4 million consisting of RMB 70 million (approximately US$10.6 million) in cash and 5,800,000 shares of the Company’s common stock.

The Durimu oilfield belongs to Yanchang Petroleum Group ("Yanchang"), the fourth largest and qualified state owned organization (SOE) for oil and gas exploration in China.  Shengyuan is qualified by Yanchang to manage the oil exploration and production activities in the Durimu oilfield.  In 2010, Shengyuan signed a 25 year exclusive exploration agreement with Sunite Right Banner Jiangyuan Mining Co. Ltd. ("Jiangyuan"), a state-owned enterprise of the local government to drill in the Durimu oilfield in Inner Mongolia.We will benefit from the 24 years remaining on an exclusive exploration and drilling agreement to operate in the Durimu oilfield and Shengyuan has the first right of refusal to renew the lease at the end of its 25 year term.

According to the terms of the 25 year lease, Shengyuan is entitled to 75% of all production revenue while 25% will be allocated to Yanchang as a royalty payment.  Shengyuan will only be liable for income tax on its 75% of oil production revenue.  All oil produced by Shengyuan is required to be sold to refineries and other buyers already qualified by Yanchang.

After the consummation of this acquisition, we intend to gradually shift our drilling efforts from the Jilin oilfield to the Durimu oilfield.  After the closing of this acquisition, we intend to conduct further seismic tests in the oilfield to gather more geo-data, and begin drilling exploration wells to test productivity within the oilfield.  As part of this effort, we plan to utilize 2-3 of our in-house drilling rigs to conduct the initial work.  This initial stage is expected to last approximately 12-18 months.  As we completed our first stage of testing in Durimu, we intend to shift into a second stage which is to aggressively drill in Durimu and increase overall production.  This will be done while maintaining current production levels within our four existing oilfields.

Listing on NYSE Amex LLC

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP.”

Available Information

The Company files or furnishes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). The Company provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing, on its Internet site located at http://cneh.irpage.net/SEC_Filings.html. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this report, or any other filing, please contact China North East Petroleum Holdings, 445 Park Avenue, 10th Floor, New York, NY 10022, Tel: (212) 307-3568 or email: info@cnepetroleum.com.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Oil Properties and Activities

As of December 31, 2010, the Company had a total of 295 producing wells, including 250 producing wells at the Qian’an 112 oilfield, 21 producing wells at the Hetingbao 301 oilfield, 12 producing wells at the Daan 34 oilfield and 12 producing wells at the Gudian 31 oilfield.

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

The following table shows the difference between the WTI and MOPS China monthly oil prices.

Month	Oil Sale Price $
	WTI	MOPS-China
January 2010	78	73
February 2010	76	76
March 2010	81	71
April 2010	84	75
May 2010	74	80
June 2010	75	76
July 2010	76	72
August 2010	77	72
September 2010	75	73
October 2010	82	74
November 2010	84	78
December 2010	89	80
 (Note: data references to Wall Street Journal, and MOPS China price is exchanged from RMB to USD at the exchange rate of 6.7695 for 12 months moving average)

As noted in the table above, compared with WTI prices, the MOPS China price generally is slightly discounted due to lower oil quality.  In addition, there is a one-month time lag between the two prices.

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

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes of crude oil for the last two fiscal years.

	2010	2009
China	(Bbls)	(Bbls)
Crude Oil	723,774	908,126

Proved Reserves

As of December 31, 2010, total proven reserves were 5,476,200 barrels of crude oil. The Qian’an 112 Oilfield had proven reserves of 5,440,900 barrels. The Hetingbao 301 Oilfield had proven reserves of 16,300 barrels. The Gudian 31 Oilfield had proven reserves of 16,500 barrels, and the Daan 34 Oilfield had proven reserve of 2,500 barrels.

Proved reserve estimates were made as of December 31, 2010 by Ralph E. Davis Associates Inc., an independent worldwide petroleum consultant based in Houston, Texas. Ralph E. Davis Associates Inc. conducted a study of each of the aforementioned oilfields in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2010 and 2009 are listed as of following:

	2010 Proved			2009 Proved
	Producing	Undeveloped	Total	Producing	Undeveloped	Total
Oil/condensate-Barrels	3,389,900	2,086,300	5,476,200	4,331,000	1,801,000	6,132,000

Also contained in the above table are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates for additional information on the Company’s proved reserves.

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

Qian’an 112 Oilfield	2010	2009
Average annual sales price per barrel	$75.54	$55.97
Aggregate annual sales	$53,631,300	$50,142,897
Average annual production cost per barrel equivalent	$18	$2.94

Hetingbao 301 Oilfield	2010	2009
Average annual sales price per barrel	$75.54	$55.97
Aggregate annual sales	$511,216	$555,449
Average annual production cost per barrel equivalent	$102	$25.70

Daan 34 Oilfield	2010	2009
Average annual sales price per barrel	$75.54	$55.97
Aggregate annual sales	$146,947	$153,823
Average annual production cost per barrel equivalent	$25	$3.96

Gudian 31 Oilfield	2010	2009
Average annual sales price per barrel	$75.54	$55.97
Aggregate annual sales	$382,694	$228,606
Average annual production cost per barrel equivalent	$17	$3.96

Due to flooding in July 2010, the Company was forced to suspend oil extraction for a week.  However, oil extraction machinery needs continuous operation, in order to be kept in good condition. Therefore, before extraction could be resumed, the Company was forced to perform additional repair and maintenance work, which increased its production costs significantly.

Drilling Programs

During 2010, the Company drilled 3 new productive wells at the Qian’an 112 oilfield, 3 new productive wells at the Hetingbao 301oilfield, 0 new productive wells at the Daan 34 oilfield, and 0 new productive wells at the Gudian 31 oilfield.

Drilling Statistics

The following table shows the results of the oil wells drilled and tested as of December 31, 2010 and 2009:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2010	0	0	0	295	0	295	295
2009	0	0	0	289	0	289	289

Properties and Leases

The following schedule shows the number of developed leases, undeveloped leases and fee mineral acres in which the Company held interests at December 31, 2010:

	Developed Lease (1)		Undeveloped Lease (2)
Property	Gross	Net	Gross	Net
Qian’an 112	5,227	4,182	281	225
Hetingbao 301	756	605	0	0
Daan 34	281	225	0	0
Gudian 31	281	225	0	0

(1)	Developed Proved Acres means the acres assigned to each productive well. Total proved producing wells as of December 31, 2010 were 295.
(2)	Undeveloped Proved Acres means the acres assigned to each undeveloped location under lease that contains proved oil reserves.

Present Activities

Production, Average Sales Prices, Production Costs, Drilling Depth and Drilling Wells Count

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the fiscal years ended December 31, 2010 and 2009.

	Fiscal year ended December 31
	2010	2009
Oil Output (Bbl)	723,774	908,126
Avg. Sale Price ($/bbl)	$75.54	$55.97
Tiancheng Drilling Depth (m)	374,413	99,161
Avg. Drilling Price ($/m)	$120	$137
Tiancheng Drilling Wells	191	60

Oil Sales Revenue	$54,672,157	$51,080,775
Drilling Revenue	44,875,757	13,577,310

Cost of Revenue:
Production Costs	4,113,237	2,868,895
Drilling Cost	17,555,255	4,861,488
Depreciation, depletion and amortization of oil properties	6,570,965	9,795,312
Depreciation of drilling equipment	1,925,895	373.437
Amortization of land use rights	31,754	19,792
Oil Surcharge	8,594,481	4,618,789

Gross Profit	$60,756,327	$42,120,372

As shown in the above table, the appreciation of oil prices in 2010 compared with 2009 caused our revenues to increase substantially, even though the production of oil decreased slightly due to flooding that occurred in the second quarter.
The following table reflects the significant oil sale price fluctuation in China in the past 12 months.

Month	Oil Sale Price
	RMB/Ton	USD/Bbl
January 2010	3,670	73
February 2010	3,820	76
March 2010	3,586	71
April 2010	3,761	75
May 2010	4,054	80
June 2010	3,837	76
July 2010	3,615	72
August 2010	3,599	72
September 2010	3,660	73
October 2010	3,693	74
November 2010	3,909	78
December 2010	4,019	80
(Note: 1 Ton = 7.38 Bbls, Exchange rate 1 USD = 6.7695 RMB for 12 months moving average)

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

Contract Drilling Services

Our subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd (“Tiancheng”), founded in December 2007 and acquired by the Company on September 27, 2009, provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Tiancheng is one of four private contract drilling and service companies that has been qualified and licensed to operate in PetroChina’s Jilin oilfield.  Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house.  Tiancheng was started with only two rigs at the end of 2007, and now has eight drilling teams with the same number of rigs, which include two 4,000 meters rig (capable of drilling down to a depth of approximately 13,000 feet), three 3,000 meters rigs (approximately 9,800 feet) and three 2,000 meters rigs (approximately 6,500 feet), respectively. All of its eight drilling teams received approvals issued by the Qualification Administrative Committee of China National Petroleum Corporation (PetroChina).

Tiancheng enters into drilling contracts with PetroChina and other private oil companies to provide oilfield drilling services, and generates revenue based on the depth of each well drilled. Clients typically pay 30% of the total projected drilling costs as a down payment to start the drilling process, and pay the remaining balance within 12 months according to the specific contract terms.

In 2010, Tiancheng completed contracts to drill 191 shallow wells, which include 146 wells for state-owned PetroChina Jilin Branch and 45 wells for non-state-owned Daqing Shunwei Energy Development Co. Ltd. Tiancheng drilled a total of 374,413 meters (approximately 1,228,889 feet) in 2010, earned revenue of $44,875,757 and net income of $18,420,154.

Employees

At December 31, 2010, we employed 715 people, of which 75 are in management and 640 are site workers.  This figure represents an increase in the number of employees reported last year.  While we continue to work towards more efficient labor utilization at our oil well locations, we added employees in conjunction with our new oil wells in 2010.

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

As a result of the rules and regulations described above, we conduct our businesses in China through Yu Qiao and Wang Hongjun, who hold the equity interests of Yu Qiao in trust for the Company, and LongDe and Ai ChangShan, who hold the equity interests of LongDe in trust for the Company. We have entered into contractual arrangements with Wang Hongjun and Ai ChangShan pursuant to which we believe, based on the advice of PRC legal counsel that:

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

We have been further advised, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the above position.

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

For example, if the MOPS oil price is $57.00 per barrel, the oil surcharge is $4.45 per barrel ($1.00 + $1.25 + $1.50 + $0.70); if the oil price is $75.00 per barrel, the oil surcharge is $11.50 per barrel ($1.00 + $1.25 + $1.50 + $1.75 + $6.00).

As a result of this new regulation, the Company paid additional special oil fees of $8,594,481 during 2010 and $4,618,789 during 2009 to the PRC government. The Company will be required to continue to pay these special oil fees to the PRC government if the selling price of crude oil remains above $40.00 per barrel, and these special oil fees will increase to the extent that crude oil prices rise.

Competition

By virtue of our binding contractual agreements with PetroChina Group as described above, we have no competitor with respect to the extraction and production of crude oil from the oilfields in which we operate.

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

Reserves – title; leasehold interests

Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or assumptions underlying our reserve estimates could cause the quantities and net present value of our reserves to be overstated or understated. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this report represents estimates prepared by our internal engineers and examined by independent petroleum consultants. Estimation of reserves is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

•	historical production from an area compared with production from similar producing areas;
•	assumed effects of regulation by governmental agencies;
•	assumptions concerning future oil and natural gas prices, future operating costs and capital
•	expenditures; and
•	estimates of future severance and excise taxes, workover and remedial costs.

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

We may be restricted from freely converting the Renminbi (“RMB”) to other currencies in a timely manner.

The RMB is not a freely convertible currency at present. The Company receives all of its revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for RMB from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting RMB in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept RMB, which can be held or re-invested in other projects.

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

National Association of Securities Dealers (“NASD”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

Our common stock has experienced, and may continue to experience, price volatility and a low trading volume

The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;
•	changes in the market price of the commodities we sell;
•	changes in financial estimates and recommendations by securities analysts;
•	acquisitions and financings;
•	quarterly variations in operating results;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	issuances, purchases or sales of blocks of our common stock.

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

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our company must attest to and report on management’s assessment of the same. Our management attests that our internal control measures are not effective, our independent registered public accountants also may not be satisfied with our internal control structure and procedures. The conclusion of the report could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company received a comment letter from the SEC Division of Corporate Finance on December 31, 2009 which raised a number of questions regarding the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2008 (the “Comment Letter”).  In the process of preparing a response to the Comment Letter, on February 23, 2010 the Company determined that the Company’s financial statements as of December 31, 2008 and for the year then ended, and for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to EITF 00-19 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) amounts payable to a consultant included in accrued liabilities; (vii) compensation issued to employees in the form of stock; (viii) depreciation, depletion and amortization of oil properties; (ix) ceiling test reduction of the net carrying value of oil properties; (x) income tax expense for the above items; and (xi) noncontrolling interest for certain of the above items.  The amended and restated financial reports for those periods were filed with the SEC on August 31 and September 1, 2010, along with the Company’s response to the Comment Letter.  As of the filing date of this Annual Report on Form 10-K for the year ended December 31, 2010, the Company has not received a response from the SEC that resolves the comments raised in the Comment Letter.  It is possible that the SEC will have additional comments or questions related to our response to the Comment Letter.

ITEM 2.  PROPERTIES

China North East Petroleum’s principal headquarters are located in Song Yuan City, in the People’s Republic of China. The Company leases an approximately 7,747 square foot facility for approximately $14,519 per year that expires in June 30, 2015. These headquarters house all of our PRC administrative and clerical staff. The Company also leases an approximately 26,910 square foot facility as its production base for $189 per year that expires in September 20, 2023. We also have offices in Harbin City, China, Los Angeles and New York City, United States.

The Company’s crude oil exploration and production operations are conducted on property which is located in the Jilin Oil Region.

The Company also has an office located at the Qian’an 112 Oilfield. The Company owns the buildings although the land is leased pursuant to the Oil Lease. Actual oil exploration and production operations are controlled from this office and housing is provided for up to 60 workers. The Company pays no rent for use of this space. In addition, the Company has no written agreement or formal arrangement pertaining to the use of this space. No other businesses operate from this office.

The Company also has an office located at the Northern River Industry Zone, Song Yuan city. The office houses all of our administrative and clerical staff for our drilling company. The Company owns the buildings.  The land area totals approximately 20,500 square meters.

The Company does not have an office located in the Hetingbao 301, Daan 34 or Gudian 31 Oilfields.

The Company leases an office located at 445 Park Avenue, 10th Floor, New York, NY for $4,438 per year that expires in February 2012 and an office located at 21688 Gateway Center Drive, Suite 165, Diamond Bar, CA for $32,788 per year that expires in October 2013. These offices house the Company’s U.S. administrative and clerical staff.

The Company has no current plans to occupy any additional office space.

ITEM 3. LEGAL PROCEEDINGS

The Company was recently involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al. , 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (RMB), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6193 (No Judge has been assigned at this time), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (No Judge has been assigned at this time), filed August 24, 2010.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	NEP / CNEH COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2010:
First Quarter	$11.35	$7.82
Second Quarter	$9.85	$5.20
Third Quarter	$6.08	$4.42
Fourth Quarter	$7.95	$5.31
FISCAL YEAR ENDING DECEMBER 31, 2009:
First Quarter	$2.00	$1.30
Second Quarter	$5.82	$1.44
Third Quarter	$6.28	$3.80
Fourth Quarter	$9.25	$4.38

Holders

As of March 3, 2011, the Company had approximately 92 holders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of March 3, 2011 about our equity compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information Table

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	180,000	$2.94 - $5.50	220,000
Equity compensation plans not approved by security holders	-	-	-
Total	180,000		220,000

During 2010, the Company granted its employees, 80,000 common stock options under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”). As of December 31, 2010, stock options granted under the 2006 Plan to purchase 180,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. The stock options outstanding, 180,000 vest as follows:  25% of the stock options vest upon grant and 25% vest every three months thereafter, and these stock options expire ten years after the grant date if unexercised at that time.  The remaining 310,000 stock options vest as follows: 50% of the 310,000 stock options vest upon grant and 50% vest on the first anniversary of the grant date.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of December 31, 2010, the Company had 220,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common shares.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	258% - 316%	0%	1.47% - 3.42%	$2.94 - $5.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.
-
Risk Free Rate: Risk-free interest rate of 1.47% - 3.42% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the grant date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla.”

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. ASC 718-10 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

On January 28, 2010, 250,000 stock options previously granted to one senior management member were exercised at $4.50 per share, with an aggregate fair value of $1,125,000 paid to the Company.

On March 29, 2010, 400,000 shares of common stock with a fair value of approximately $3,232,000 were granted to key members of the management team of Tiancheng, and the Company recognized stock compensation expenses of $1,219,372 which was included in selling, general and administrative expenses for the year ended December 31, 2010.

As of December 31, 2010, the total compensation cost related to stock options not yet recognized was $1,843,792 and will be recognized over the next three years.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2009	350,000	$4.18
Granted	80,000	$5.50
Forfeited	-	-
Exercised	(250,000)	$4.50
Balance, December 31, 2010	180,000	$4.32
Exercisable at December 31, 2010	100,000	$3.38

The following is a summary of the status of options outstanding at December 31, 2010:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Weighted Average Exercise Price
$4.05	40,000	7.42 years	$4.05	40,000	$4.05
$2.94	60,000	8.42 years	$2.94	60,000	$2.94
$5.50	80,000	9.48 years	$5.50	-	$5.50
	180,000			100,000

The Company’s outstanding warrants as of December 31, 2010 are as follows:

	Date of issue	Expiration date	Exercise price	Outstanding Warrants
Warrant 1	February 28, 2008	February 28, 2013	$2.35	2,100,000
Warrant 2	March 5, 2009	March 5, 2013	$2.00	250,000
Warrant 3	March 5, 2009	March 5, 2013	$2.35	250,000
Warrant 4	April 29, 2009	April 29, 2013	$2.65	50,000
Warrant 5	September 15, 2009	September 15, 2014	$6.00	698,263
Warrant 6	September 10, 2009	September 10, 2014	$6.00	80,000
Warrant 7	December 11, 2009	September 9, 2014	$8.10	58,910
Warrant 8	December 17, 2009	June 17, 2011	$8.10	392,728
				3,879,899

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expired. The fair values were $39,528,261 at December 31, 2009 and $12,376,301 at December 31, 2010. As of December 31, 2010, included in the warrant liabilities, there was an accrued penalty imposed by an investor on late filing of registration statement of $1,163,333. For the fiscal years ended December 31, 2010 and 2009, the Company recorded a gain of $26,555,889, a loss of $27,398,967, respectively, in changes in the fair value of the warrants in profit or loss.

On March 12, 2011, the Company entered into an agreement with Lotusbox Investments Ltd., the purchaser of the Company’s Secured Debenture, pursuant to which the parties released each other from all claims and liabilities based on or arising out of the Company’s failure to register shares of the Company’s common stock underlying warrants issued to the purchaser in connection with the purchase of the Secured Debenture. In addition, the purchaser released the Company from any further obligations to register the warrant shares. In return, the Company agreed to reduce the exercise prices of 500,000 warrants issued to the purchaser in 2009 from $2.00 and $2.35 to $0.01; and to reduce the exercise price of 100,000 warrants to the purchaser in 2008 from $2.35 to $0.01. The Company also agreed to allow the purchaser to purchase the warrant shares by means of a cashless exercise.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

December 31, 2010
Market price and estimated fair value of common stock:	$5.76
Exercise price:	$2.00 - $8.10
Remaining contractual life (years):	0.21 - 3.67
Dividend yield:	–
Expected volatility:	24% - 213%
Risk-free interest rate:	0.12% - 2.01%

Stock issuance

(1)	In January 2010, Series B Warrants issued with the secured debenture were exercised by one investor to purchase 867,438 shares of common stock at the exercise price of $2.35 per share.
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

Overview

We are engaged in the exploration and production of crude oil in Northern China. We have an arrangement with the Jilin Refinery of PetroChina Group to sell our crude oil production for use in the China marketplace. We currently operate 295 producing wells located in four oilfields in Northern China and have plans for additional drilling projects.

In particular, through two of our subsidiaries, Yu Qiao and LongDe, we have entered into binding sales agreements with the PetroChina Group, whereby we sell our crude oil production for use in the China marketplace.

In addition, on September 25, 2009, we acquired Tiancheng which provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Entry into a Material Definitive Agreement

On January 19, 2011, the Company through its subsidiary, Songyuan Technical, entered into a Share Transfer Agreement with the shareholders (the “Shareholders”) of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd. (“Shengyuan”), dated January 19, 2011 (the “Share Transfer Agreement), to acquire 100% of the equity interests in Shengyuan (the “Acquisition”). Shengyuan is a limited liability company incorporated in Sunite Right Banner, Inner Mongolia in the People’s Republic of China with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The total purchase price for Shengyuan is valued at approximately $43.4 million consisting of RMB 70 million (approximately US$10.6 million) in cash and 5,800,000 shares of the Company’s common stock (the “Acquisition Shares”). The Acquisition Shares will be issued pursuant to a Share Issuance Agreement by and among the Company, Bellini Holdings Management Ltd., a company organized by the Shareholders under the laws of the British Virgin Islands (“Bellini”), and the Shareholders dated January 19, 2011 (the “Share Issuance Agreement”). The cash consideration will be paid to the Shareholders at closing. Bellini is an entity fully controlled by the Shareholders and designated by the Shareholders to receive the Acquisition Shares.

Completion of the Acquisition is subject to certain terms and closing conditions set forth in the Share Transfer Agreement and the Share Issuance Agreement, including that Shengyuan obtain approval of the transfer of the Shareholders’ equity interest in Shengyuan to Songyuan Technical from all relevant governmental authorities, and other customary closing conditions.

On January 20, 2011, the Company issued a press release announcing the Acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's crude oil sales is paid by PetroChina based on the crude oil price in the international commodity market. Prices in 2010 averaged RMB 3,772 per ton or approximately $75.49 per barrel, which represents an increase of 35% from the 2009 average price received of $55.97 per barrel.

In 2010, our contract drilling subsidiary, Tiancheng, completed contracts to drill 191 shallow wells, which include 146 wells for state-owned PetroChina Jilin Branch and 45 wells for non-state-owned Daqing Shunwei Energy Development Co. Ltd. The total drilling depth accomplished this year was 374,413 meters (approximately 1,228,389 feet), with drilling revenues of $44,875,757 and income from operations of $18,420,154.

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

Comparing Fiscal Years Ended December 31, 2010 and 2009:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ended as of December 31, 2010 and December 31, 2009.

	2010	2009
Revenues, net	$99,547,914	$64,658,085
Operating Expenses	$7,802,930	$17,732,379
Income from Operations	$52,953,397	$24,387,993

Revenues. Revenues for 2010 increased 54% to $99,547,914 from $64,658,085 in 2009 as a result of an increase in oil prices and revenue generated by our newly acquired contract drilling entity, Tiancheng. During the year, the Company drilled six new oil wells in our four oilfields. The total number of producing wells increased from 289 in 2009 to 295 in 2010, a total increase of 2%. However, total oil production for 2010 was 723,154 barrels, or approximately a 20% decrease, as compared with 908,126 barrels in 2009 due to severe flooding that occurred in the region in the third quarter that impacted oil production. Oil prices in 2010 averaged RMB 3,772 per ton or approximately $75.49 per barrel, which represents an increase of 35% over 2009 levels of RMB 2,824 per ton or approximately $55.97 per barrel.

Oilfield	2010 wells	2009 wells	2010 Production	2009 Production
Qian’an112	250	247	710,027	892,404
Hetingbao 301	21	18	6,689	9,482
Gudian31	12	12	5,063	3,796
Daan 34	12	12	1,995	2,444
Total	295	289	723,792	908,126

Company	2010 wells	2009 wells	2010 Production	2009 Production
Yu Qiao	274	271	717,085	898,644
LongDe	21	18	6,689	9,482

Cost of Revenue. Cost of revenue increased by 72.1% from $22,537,713 for the year ended December 31, 2009 to $38,791,587 for the year ended December 31, 2010. The increase was due to an increase in the number of wells drilled by Tiancheng which led to a significant increase in drilling costs. In addition, higher oil prices in 2010 led to an increase in government oil surcharge. During 2010, our total number of producing wells increased to 295, an increase of 2%. The Company paid a special oil surcharge of $8,594,481 to the PRC government in 2010, compared to $4,618,789 paid to the PRC government for the same period in 2009. Depreciation, depletion and amortization of oil properties decreased by 33% from $9,795,312 in 2009, to $6,570,965 in the same period in 2010 due to a decrease in production .

Total drilling costs in 2010 were $17,555,255 associated with 191 wells drilled during fiscal 2010.

Operating Expenses. In 2010 operating expenses decreased by 56% from $17,732,379 for the year ended December 31, 2009 to $7,802,930 for the year ended December 31, 2010. The decrease was mainly due to the fact that the Company recorded impairment to oil properties of $13,837,108 in 2009 compared to zero impairment in 2010.

General and Administrative Expenses. General and administrative expenses increased slightly by 2% to $2,989,913 for the year ended December 31, 2010 compared to $2,942,381 for the year ended December 31, 2009.

Net Income (Loss) Attributable to NEP Common Stockholders. The Company realized net income attributable to NEP stockholders of $58,369,471 for the year ended December 31, 2010 compared to a net loss of $22,109,514 for the year ended December 31, 2009.  The increase in net income was primarily a result of an increase in the number of wells drilled by Tiancheng, oil prices surge and non cash gain in the fair value of warrants, as well as lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations and capital expenditures through cash flows from operations and the issuance of new shares of our common stock. Our capital resources consist primarily of cash flows from our oil producing properties and oilfield drilling services operation.  Earnings and cash flows of the Company depend upon many factors, such as the price we receive for crude oil we produce.

As of December 31, 2010, the Company had cash and cash equivalents of $60,974,007, total current assets of $80,550,863 and current liabilities of $14,011,449. For the year ended December 31, 2010, our primary source of liquidity was $35,046,468 in net cash provided by operations.

As of December 31, 2010, the Company’s current liabilities were $14,011,449, consisting of $4,156,349 in accounts payable primarily comprised of costs related to the drilling of wells in previous years and $5,076,074 in income and other taxes payable

Net cash provided by operating activities was $35,046,468 for the year ended December 31, 2010 compared to $15,885,573 for the same period in 2009. This is primarily related to an increase in net income to $62,690,631 in 2010, due to an increase in the number of wells drilled by Tiancheng and oil prices and non cash gains in fair value of warrants as well as lower operating expenses.

Net cash used in investing activities was $1,279,470 for the year ended December 31, 2010 compared to $29,912,139 for the same period in 2009 primarily because of the acquisition of Tiancheng in 2009 and fewer wells were drilled.

Net cash used in financing activities was $3,712,856 for the year ended December 31, 2010 compared to net cash provided by financing activities of $29,512,312 for the same period in 2009. This is because the Company raised a significant amount of capital in 2009, which was deployed in 2010.

The Company has paid for the construction of its oil wells under production and construction, along with its acquisition of an oil well drilling and servicing company, with cash from operations as well as by funds raised through the issuance of secured debt, common stock and warrants to purchase the Company’s common stock. The Company is continually evaluating opportunities to expand the Company’s production and operations. The Company may need additional resources to fully implement the Company’s business plan and growth strategy.  Our ability to obtain additional capital to achieve these expansion goals will depend on market conditions, national and global economies, and other factors beyond our control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which could be substantial given the Company’s business and development goals.  However, the Company anticipates that cash flows from operations will be sufficient to fund continued development at the four oil fields it currently operates and to fund continued operations at its oil well drilling and servicing subsidiary.

Registration Rights Penalties

In conjunction with the March 5, 2009 modification of the Company’s secured debenture issued on February 28, 2008 (See Note 9, “Secured Debenture,” of the Notes to the Consolidated Financial Statements) and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements, which cover stock to be issued upon excercise of  warrants issued in connection with both the modification and the issuance of the secured debenture. These Registration Rights Agreements provide for financial penalties in certain circumstances, including (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture. The Company analyzes these registration rights agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20.

On March 12, 2011, the Company entered into an agreement with Lotusbox Investments Ltd., the purchaser of the Company’s Secured Debenture, pursuant to which the parties released each other from all claims and liabilities based on or arising out of the Company’s failure to register shares of the Company’s common stock underlying warrants issued to the purchaser in connection with the purchase of the Secured Debenture. In addition, the purchaser released the Company from any further obligations to register the warrant shares. In return, the Company agreed to reduce the exercise prices of 500,000 warrants issued to the purchaser in 2009 from $2.00 and $2.35 to $0.01; and to reduce the exercise price of 100,000 warrants to the purchaser in 2008 from $2.35 to $0.01. The Company also agreed to allow the purchaser to purchase the warrant shares by means of a cashless exercise.

Inflation

Inflation did not have a material impact on our business in 2010.

Crude Oil Price Trends

Changes in crude oil prices significantly affect our revenues, financial condition and cash flows.  Markets for crude oil have historically been volatile and we expect this trend to continue.  Prices for crude oil typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, economic, political and other factors beyond our control.  Although we are unable to predict accurately the prices we receive for our oil, any significant or sustained decline in oil prices may materially adversely affect our financial condition, liquidity, ability to obtain future debt or equity financing and operating results.

Production Trends

Like all other oil exploration and production companies, we experience natural production declines at existing wells.  We recognize that oil production from a given well naturally decreases over time and that a downward trend in our overall production could occur unless the natural declines are offset by additional production from new wells, investment in measures to increase the production from existing wells (such as CO2 and water injection), or acquisitions of producing properties.  If any production declines we experience are not a temporary trend, and if we cannot economically replace our reserves, our results may be adversely affected and our stock price may decline.  Our future growth will depend upon our ability to continue to add oil reserves in excess of our production at a reasonable cost.

We have achieved an increased production and revenue from our four oilfields as a result of our significant investments in these areas.  As of December 31, 2010, we have drilled 295 wells out of the 650 wells that can be drilled in our four oilfields.  We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past few years. Similarly, service rates charged by oil field service companies have remained relatively constant over the past few years.   We are also generally somewhat buffered from changes in the world oil prices due to the impact of the government oil surcharge tax.  When the prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely, price declines it would lead to a reduction in the amount of oil surcharge tax.  For the year ended December 31, 2010, the approximate amount of oil surcharge tax we paid was $8,594,481, as compared to $4,618,789 for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES

Proved Reserves.

Proved oil and gas reserves, as defined by SEC Regulation S-X Rule 4-10(a) (2)(i), (2)(ii), (2)(iii), (3) and (4), are the estimated quantities of crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in the existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Properties and Equipment.

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that is directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil properties.

Principles of consolidation

The accompanying audited consolidated financial statements as of December 31, 2010 and 2009 include the audited financial statements of North East Petroleum and its wholly owned subsidiary, Hong Xiang Petroleum Group and 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interests represent the minority shareholders’ 10% share of the results of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng.

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

Revenue recognition

Our oil production business records revenue from the sales of oil on a net basis when delivery to the customer (PetroChina) has occurred and title has transferred. This occurs when oil has been delivered to a PetroChina depot.

Pursuant to the Oil Leases entered into in 2002 and 2003 with PetroChina, each with twenty year terms, the Company is entitled to 80% of its oil production for the first ten years and 60% of its oil production for the remaining ten years. The Company receives payment for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point in time). The Company only records revenue for the production that it is entitled to.

Our oilfield drilling business (Tiancheng) records revenue from the sales of services that are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Revenue for services is recognized as the services are rendered and when collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement. Revenue from these arrangements is recognized as each service is delivered based on their relative fair values.

Major customers

Our oil production business has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, the PRC.  Pursuant to our lease agreements with PetroChina we are prohibited from selling our oil production to any other customer.

Our oilfield services business has one primary customer–PetroChina, but also serves other independent oil production companies located in Jilin and Heilongjiang provinces in the PRC.

Accounts receivables and allowance for doubtful accounts

Our oil production business bills PetroChina on a monthly basis, at the month-end, for the oil that we delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment in the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as amounts of oil surcharge due for the two preceding months.  We do not recognize any allowance for doubtful accounts, as PetroChina paid our invoices on a correct, consistent and timely basis.

Our oilfield services business bills customers according to the terms of each service contract.  These contracts generally require downpayments of 30% of the drilling contract sum at the initiation of drilling services and payment of the remaining 70% of the drilling contract sum in twelve monthly installments following the completion of drilling services.

Long-lived assets

The Company evaluates at least annually, and more often when circumstances require, the carrying value of long-lived assets to be held and used. Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss in recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. No impairment was made for the year ended December 31, 2010 and 2009.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly  Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The warrants issued in conjunction with the issuance of the secured debenture in February 2008 are treated as liability instruments and will be marked to the fair value as of each reporting date. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under ASC 825-20 (formerly FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”). (See Note 9, Registration Payment Arrangements Below).

Fair value of financial instruments

On January 1, 2008, the Company adopted ASC 820-10 (formerly SFAS No. 157, “Fair Value Measurements”), which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized as follows:

	Fair value measurement using inputs
	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments − Warrants	$-	$-	$13,956,515
Total	$-	$-	$13,956,515

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

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of December 31, 2010, the Company did not have any investment in unproved oil properties.

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.” Impairment of oil properties for the years ended December 31, 2009 and 2008 were $13,837,108 and $13,184,103, respectively. No impairment loss was recognized for the year ended December 31, 2010. Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited to profit or loss, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of December 31, 2010 and 2009, the Company's deferred tax assets amounted to $5,975,231 and $7,538,868, respectively.

Value added tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to the Chinese VAT at a rate of 17% on the gross sales price. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production. The Company records its net VAT Payable or VAT Recoverable balance in the financial statements.

Segments

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.The Company operates in two segments: oil production and oilfield services (contract drilling).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Secured Debenture and Warrant Valuation.

The following is a summary of our secured debentures at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

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

In conjunction with the amendment of the terms of the secured debenture, the Company was obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement was not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the principal balance on the debenture to $10,500,000 as of December 31, 2009. On January 13, 2010, the Company repaid the entire remaining balance of the debenture in the amount of $10,500,000. As of December 31, 2010, there was no debenture outstanding.

No amortized discount on the secured debenture for the year ended December 31, 2010. Discount amortized on the secured debenture for the years ended December 31, 2009 and 2008 were $670,492 and $3,394,086, respectively.

Registration rights penalties

In conjunction with the March 5, 2009 modification of the Company’s secured debenture issued on February 28, 2008 (See Note 9, “Secured Debenture,” of the Notes to the Consolidated Financial Statements) and the original issuance of the secured debenture, the  Company entered into two Registration Rights Agreements, which cover stock to be issued upon exercise of warrants issued in connection with both the modification and the issuance of the secured debenture.  These Registration Rights Agreements provide for financial penalties in certain circumstances, including (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period.  The financial penalty equals 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.  The Company analyzes these registration rights agreements to determine if penalties triggered for late filing should be accrued under ASC 825-20.

On March 12, 2011, the Company entered into an agreement with Lotusbox Investments Ltd., the purchaser of the Company’s Secured Debenture, pursuant to which the parties released each other from all claims and liabilities based on or arising out of the Company’s failure to register shares of the Company’s common stock underlying warrants issued to the purchaser in connection with the purchase of the Secured Debenture. In addition, the purchaser released the Company from any further obligations to register the warrant shares. In return, the Company agreed to reduce the exercise prices of 500,000 warrants issued to the purchaser in 2009 from $2.00 and $2.35 to $0.01; and to reduce the exercise price of 100,000 warrants to the purchaser in 2008 from $2.35 to $0.01. The Company also agreed to allow the purchaser to purchase the warrant shares by means of a cashless exercise.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent accounting pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification (“ASU 2010-02”). ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of Codification. This establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 is effective for the Company starting January 3, 2010. The Company did not expect the adoption of ASU 2010-02 to have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-03 Extractive Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the U.S. Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Mordernization of Oil and Gas Reporting Requirements (the Final Rule)”. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 do not have a material impact on our consolidated financial statements.

In January 2010, FASB issued Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to Subtopic 820-10 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company did not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption-one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. . The amendments in this Update should be effective with immediate effect. The Company expected the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial position.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. The amendments in this Update should be effective with immediate effect.  The Company expected the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350). ASU 2010-28 addresses when to perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments are effects for fiscal years, and interim periods within years, beginning after December 15, 2010. Early adoption is not permitted. . Management is currently evaluating the potential impact of ASU 2010-28 on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risks are attributable to fluctuations in oil prices and exchange rates. In addition, foreign-currency exchange-rate risk exists due to anticipated payments and receipts denominated in foreign currencies. These risks can affect revenues and cash flow from operating, investing and financing activities.

Oil Price Risk

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

Foreign Currency-Exchange Risk

The reporting currency of the Company is the US dollar. The functional currency of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng is the Chinese Renminbi (“RMB”).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statement of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $7,618,515 and $3,181,452 as of December 31, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at December 31, 2010 were translated at 6.6981RMB to $1.00 USD. The average translation rates applied to income statement amounts for the fiscal year ended December 31, 2010 was 6.77875 RMB to $1.00 USD.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for statement of cash flows purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States.

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $60,874,007 and $28,593,132, respectively. The Company has not experienced any losses in such accounts and believes that the likelihood on credit risk on its cash in bank accounts is remote.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and its subsidiaries including the notes thereto, together with the reports of Baker Tilly Hong Kong Limited and Jimmy C.H. Cheung & Co. are presented beginning on page F-1 and F-2 of this report.

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

The audit report of JCHC on the financial statements of the Company as of and for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s recent fiscal years ended December 31, 2008 and 2009 and through December 31, 2010, the Company did not consult with BTHK or JCHC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK or JCHC did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2009 and through December 31, 2010, there were: (i) no disagreements between the Company and BTHK and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BTHK and JCHC, would have caused BTHK and JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2010, the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.  Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not entirely effective.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was not entirely effective as of December 31, 2010.

Material Weakness

In connection with its evaluation, management has identified one material weakness as of December 31, 2010, which is described as follows:  In 2010, the Company did not have a specific person tasked with verifying the crude oil selling price the Company charged on a per invoice basis.

This material weakness has not caused or contributed to a material misstatement of the Company’s financial statements.

Remediation Initiative

In 2011, the Company assigned specific personnel the responsibility of confirming the crude oil selling price on a per invoice basis.

In addition, we continue to implement remedial actions begun in 2010, including implementing formal and informal training programs, particularly with respect to the accounting for non-cash items, and we continue to use an outside consulting firm to assist us with the preparation and review of our financial statements and reports filed with the SEC.

Conclusion

Notwithstanding the material weakness reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial conditions, results of operations and cash flow for the year presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements misleading, in light of the circumstances under which such statements were made during the year covered in this report.

Report of Independent Registered Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited the internal control over financial reporting of China North East Petroleum Holdings Limited and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO control criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (the “Management Report”).  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management Report: deficiencies in the operating effectiveness of the Company's internal controls over verification of crude oil selling price.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 16, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO control criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Baker Tilly Hong Kong Limited

Baker Tilly Hong Kong Limited
Certified Public Accountants
Hong Kong SAR
Date: March 16, 2011

Changes in Internal Control over Financial Reporting.

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

We intend to continue to implement the following additional actions in 2011, which were begun in 2010:

•	implement formal and informal training programs, particularly with respect to the accounting for non-cash items; and
•	continue our retention of an outside consulting firm to assist us with a review of financial report preparation.

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Management and Board of Directors

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Wang Hong Jun(1)	38	Chief Executive Officer and Director
Li Jingfu(2)	60	Acting Chief Executive Officer and Director
Edward M. Rule(3)	62	Chairman of the Board
Shaohui Chen(4)	33	Chief Financial Officer
Hu Ruishi(5)	56	Director
Yau-Sing Tang(6)	48	Director
(1)      Currently on administrative leave as the Chief Executive Officer.
(2)      Appointed as Acting Chief Executive Officer on May 23, 2010.
(3)      Appointed as Chairman of the Board on May 23, 2010.
(4)      Appointed as Chief Financial Officer on September 30, 2010.
(5)      Appointed as director on June 28, 2010.
(6)      Appointed as director on August 9, 2010.

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

Background of Executive Officers and Directors

WANG HONG JUN has served as Chairman and President of the Company since May 2004, following completion of the share exchange transaction with Hong Xiang. Mr. Wang has over 15 years of experience in the business management and oil industry experience. Before he joined the company, Mr. Wang worked for Jilin Oil Field and Drilling Company as an Executive with the responsibility of overseeing operations and coordinating various projects. Mr. Wang resigned as Chairman of the Board on May 23, 2010 and is currently on administrative leave as the Company’s President and CEO.

LI JING FU was appointed to the Company’s Board on May 27, 2008 and as Acting CEO on May 23, 2010. Mr. Li is the Chairman and top representative of Joint Management Committee of Qian Guo County Longhai Petroleum & Natural Gas Co., Ltd. and was appointed to that position by Petro China’s Jilin branch in 2005.  Mr. Li has been in the petroleum industry since 1970.  In his extensive career he has served as Vice Monitor for Jiang Han Oil Field’s comprehensive logging team, Secretary of Command Department of Petroleum Hui Zhan in Jilin Province, Vice President of Jilin Oilfield Exploration and Development Research Institute.  From 1995 to 2002, Mr. Li was appointed by PetroChina’s Jilin branch to serve as General Manger of management and production operation of oil exploitation of Jilin Jiyuan Petroleum & Natural Gas Development Co. Ltd.  From 2002 to 2005, Mr. Li, served as Project Manager of Song Yua City Qian Yuan Oil & Gas Development Co., Ltd. also by appointment by PetroChina’s Jilin branch. Mr. Li received his bachelor’s degree from Chang Chun Geology Institute in Jilin, China.

EDWARD M. RULE was appointed to the Company’s Board on May 27, 2008 and as Chairman of the Board on May 23, 2010. Mr. Rule is Chairman of TDR Capital International Limited, a Hong Kong based financial services house. Most of his career has been spent in China, initially as a diplomat and subsequently as an investment banker with the Standard Chartered Group and private equity professional with the $800 million Asian Infrastructure Fund. He is a graduate in Chinese language of the University of Melbourne and the Australian National University. He speaks Mandarin Chinese and Cantonese. He has been director of several listed companies in Hong Kong and Australia.

SHAOHUI CHEN was appointed as the Company’s Chief Financial Officer on September 30, 2010.  Prior or joining the Company, Mr. Chen served as CFO of Acorn Technology Corporation since 2006.  Mr. Chen concurrently served as Director of Finance at MVP RV Inc. since 2008. In addition, Mr. Chen has advised Chinese companies on a variety of subjects including doing business in the US, merging with US public companies, corporate re-structuring, due diligence, auditing, and complying with U.S. public market standards. Mr. Chen is also experienced at promoting U.S. companies into Chinese markets through direct foreign investments, joint-ventures, co-manufacturing agreements, licensing agreements, and technology transfers.

RUISHI HU was appointed to the Company’s board on June 28, 2010.  Mr. Hu has over 30 years of experience in the petroleum industry in China.  Since 2009 Mr. Hu has been serving as a director of Qianguo County Mongolia Autonomous Petroleum Development Company, a joint venture established by PetroChina Company Limited (“PetroChina”) Jilin Branch and the government of Qianguo County. From 2007 to 2009, Mr. Hu served as the chief representative of PetroChina to the Company’s subsidiary, Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation. From 2004 to 2007, Mr. Hu served as a director of Songyuan City Jingyuan Petroleum Development Company, a joint venture established by PetroChina Jilin Branch and Beijing National Economic Council. Prior to 2004, Mr. Hu had served in management capacity with Jilin Petroleum Group Drilling Technology Research Institute and Jilin Oilfield Administration Bureau.

YAU-SING TANG was appointed to the Company’s Board on August 9, 2010.  Mr. Tang is the Chief Financial Officer and Controller of China Agritech, Inc. which is listed on NASDAQ Global Market under the symbol “CAGC,” and has served in that capacity since October 22, 2008. Prior to that from April 2008 to September 2008, Mr. Tang was the director of AGCA CPA Limited, a CPA firm in Hong Kong. From August 2006 to March 2008, Mr. Tang served as financial controller of Carpenter Tan Holdings Ltd., a company listed on The Stock Exchange of Hong Kong Limited. Prior to that, he was the founder and managing director of AGCA CPA, Limited from January 2006 to July 2006. From April 2003 to December 2005, he was executive director and chief financial officer of China Cable & Communication, Inc., which is quoted on the Pink Sheets under the symbol CCCI.PK. Mr. Tang received his Bachelor of Social Sciences (Honors) degree from the University of Hong Kong in 1986. He is a fellow member of the Association of Chartered Certified Accountants in the U.K. and the Hong Kong Institute of Certified Public Accountants. He is also a member of the Institute of Chartered Accountants in England and Wales and the Taxation Institute of Hong Kong.

Director Independence

Our Board of Directors consists of five members.  The Company has adopted the independence standards promulgated by NYSE Amex LLC. Based on these standards, the Board has determined that all of the members of the Board of Directors, except for Messrs. Wang and Li are “independent” as defined under the listing standards for NYSE Amex LLC. The three independent directors are Edward Rule, Ruishi Hu and Yau-Sing Tang.

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

Director Qualifications

In general, we seek directors:

•	with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses;

•	who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion;

•	who have an understanding of China and the ability to communicate in Mandarin Chinese; and

•	who have the ability and commitment to devote significant time and energy to service on the Board and its committees.

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

Code of Ethics

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

Committees of the Board of Directors

Audit Committee

Messrs. Rule, Hu and Tang serve on the audit committee of the Board of Directors.  The audit committee oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;
•	review the proposed scope and results of the audit;
•	review and pre-approve the independent auditors’ audit and non-audited services rendered;
•	approve the audit fees to be paid;
•	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;
•	review and approve transactions between us and our directors, officers and affiliates;
•	recognize and prevent prohibited non-audit services;
•	meeting separately and periodically with management and our internal auditor and independent auditors; and

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

In fiscal year 2010, the Audit Committee held 6 meetings and the attendance rates for all committee members were 100%.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management, and the Chair of the Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent.” Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Yau-Sing Tang
Ruishi Hu
Edward Rule

Compensation Committee

The Compensation Committee recommends to the Board of Directors all elements of compensation for the executive officers. The Committee consists of Messrs. Rule (Chairman). Its responsibilities include the following functions:

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

In the fiscal year 2010 the Compensation Committee held 3 meetings and the attendance rates for all committee members were 100%.

Compensation Committee Interlocks and Insider Participation

In June 2008, Messrs. Rule, Wang and Li were appointed to serve on the compensation committee of the Board of Directors.  Mr. Rule serves as Chair of the compensation committee. The Compensation Committee is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans.  Other than Mr. Wang, no person who serves on the Compensation Committee is an officer or employee of the Company or has a relationship with the Company requiring disclosure under Item 404 of Regulation S-K. Further, no interlocking relationship exists between any of our executive officer and any member of any other company’s board of directors or compensation committee.

Nominating Committee

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

In the fiscal year 2010 the Nominating Committee held 3 meetings and the attendance rates for all committee members were 100%.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. We believe that, during fiscal 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors and executive officers.

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

The table below sets forth information concerning compensation paid to the chief executive officer and chief financial officer. No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s officers and directors duirng 2010.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Wang Hong Jun, President and Chairman of the Board(3)	2010	35,453	-	-	-	-	34,453
	2009	17,544	-	-	1,123,852	-	1,141,396
	2008	5,922	-	-	236,946	-	242,868

Jingfu Li(4)	2010	-	-	-	109,720	-	109,720

Shaohui Chen(5)	2010	37,500	-	-	-	-	37,500

Andrew Kan(6)	2010	155,815	-	-	-	-	155,815

(1)
All cash compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of one U.S. dollar to RMB 6.7695 for year 2010, one U.S. dollar to RMB 6.84088 and for year 2009.

(2)
These amounts reflect the grant date fair value for these awards computed in accordance with FASB ASC Topic 718 and do not reflect the actual amounts earned.  For additional information, see Notes 16 of our consolidated financial statements.

(3)	Mr. Wang resigned as Chairman of the Board on May 23, 2010 and has been on administrative leave as President and CEO as of May 23, 2010.
(4)
Mr. Li was appointed as the Acting CEO on May 23, 2010. The amounts reflected in the Option Awards column reflect options granted to Mr. Li for services rendered as a member of the Company’s Board of Directors.

(5)	Mr. Chen was appointed as CFO on September 30, 2010.
(6)	Mr. Kan served as Acting CFO from May 23, 2010 to September 30, 2010.

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wang Hongjun	--	--	--	--
Jingfu Li(1)	20,000	--	2.94	5/26/2019
	15,000	5,000	5.50	5/26/2020
Shaohui Chen	--	--	--	--
Andrew Kan	--	--	--	--
(1) Mr. Li received these options in connection with his service on the Company’s Board of Directors.  Additional information with respect to these grants is set forth in the Director Compensation Table below.  These options vest at the rate of 25% of the options  on the date of grant and an additional 25% every quarter thereafter and vest completely after two years as long as the grantee remains on the Board of the Company.

Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2010.

DIRECTOR COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Hongjun Wang	-	-	-	-	-
Edward Rule	56,500	-	109,720	-	166,220
Jingfu Li	-	-	109,720	-	109,720
Ruishi Hu	-	-	109,720	-	109,720
Yau-Sing Tang	18,765	-	109,584	-	128,349
(1) All compensation is paid in U.S. dollars.
(2) These amounts reflect the grant date fair value for these awards computed in accordance with FASB ASC Topic 718 and do not reflect the actual amounts earned.  For additional information, see Note 16 of our consolidated financial statements.

2011 Director Compensation

For 2011, the non-employee directors will each receive annual cash compensation of $20,000 paid on a quarterly basis. Each director will also receive $1,000 for each meeting attended in person or by telephone, except for directors who reside outside of Jilin or Heilongjiang provinces will receive $5,000 for each meeting attended in person held at the Company’s principal office.  The Chairman of the audit committee will receive an additional annual cash compensation of $5,000, paid on a quarterly basis.

In addition to cash compensation, each director will receive an option to purchase up to 20,000 shares of the Company common stock, with 25% of the options vesting upon grant and 25% vesting every three months thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of March 3, 2011 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 29,604,860 shares of common stock outstanding, as of March 3, 2011.

Security Ownership of Certain Beneficial Owners, Directors and Executive Officers In
Common Stock

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT OF BENEFICIAL OWNERSHIP(2)	PERCENT OF CLASS OF STOCK OUTSTANDING(%)
Officers and Directors	Common Stock
HongjunWang(3)	6,732,000	22.7
Edward Rule(4)	60,000	*
Jingfu Li(5)	60,000	*
Ruishi Hu	--	--
Yau-Sing Tang	20,000	*
Shaohui Chen	--	--
Chao Jiang	20,000	*
All Officers and Directors as a Group (7 persons)	6,872,000	23.1

5% Beneficial Owners
Lotusbox Investments Limited(6) 137, telok Ayer Street #04-04/05 Singapore 068602	4,511,595	14.0
_______________
* Less than one percent
(1) Unless otherwise indicated, the address of the stockholders is 445 Park Avenue, New York, NY 10022.
(2) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days March 3, 2011.
(3) Mr. Wang has pledged 2,500,000 shares of common stock to secure a loan with Optima Global Financial.
(4) Includes 40,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 3, 2011.
(5) Includes 20,000 shares of common stock and 20,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of March 3, 2011.
(6) Includes 2,600,000 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days of March 3, 2011. Harmony Investment Fund Limited, through its directors Suresh Withana and John Robert Nicholls, has shared voting and dispositive rights over the securities held by Lotusbox Investments Limited.

Securities Authorized for Issuance under Equity Compensation Plan

Please refer to information disclosed in Item 4 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are no transactions presently proposed, except as follows:

a)	As of December 31, 2010 and 2009, the Company owed a related party $15,124 and $14,626, respectively, which is repayable on demand. Imputed interest expense was computed at 5% per annum on the amount due for the year ended December 31, 2009.

b)	As of December 31, 2010 and 2009, the Company owed a stockholder $2,662,035 and $89,269, respectively, which is, unsecured, interest-free and repayable on demand.

c)	Total imputed interest expenses recorded as additional paid-in capital amounted to $-0-, $120,310 and $50,587 for the years ended December 31, 2010, 2009 and 2008, respectively.

d)	As of December 31, 2010 and 2009, the Company owed a related company $-0- and $144,796, respectively.

e)	The Company paid a stockholder $14,006, $14,006 and $13,789 for leased office space for the years ended December 31, 2010, 2009 and 2008, respectively.

Indemnification Agreements

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 4, 2010, we were notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co., the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”). In connection with the merger, JCHC had resigned as the Company’s independent registered pubic accounting firm and the Company with the approval of its Board of Directors has engaged BTHK to audit the Company’s financial statements for the years ended December 31, 2010 and 2009.

JCHC was our independent auditor engaged to examine our financial statements for the fiscal year ended December 31, 2008. The following table shows the fees that we paid or accrued for the audit and other services provided by JCHC for the fiscal years ended December 31, 2009 and 2008.

	Years Ended December 31
	2009	2008
Audit Fees	$49,000	$65,800
Audit-Related Fees	4,000	3,200
Tax Fees	-	-
Other Fees	-	-

The following table shows the fees that we paid or accrued for the audit and other services provided by BTHK for the fiscal year ended December 31, 2010 and 2009.

	Year Ended December 31
	2010	2009
Audit Fees	$201,300	$202,419
Audit-Related Fees	--	--
Tax Fees	--	--
Other Fees	--	--

Audit fees were for professional services rendered by BTHK during the 2010 fiscal year for the audit of our annual financial statements, and services that are normally provided by BTHK in connection with statutory and regulatory filings or engagements for that fiscal year, including review and consent related to the filing of amended and restated financial reports on Forms 10-K for the year ended December 31, 2009 and 10-Q for the periods ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009.

BTHK did not bill any other fees for services rendered to us during the fiscal year ended December 31, 2010 for assurance and related services in connection with the audit or review of our financial statements.

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

All Other Fees.

This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.25
Share Transfer Agreement dated January 19, 2011 by and among Songyuan North East Oil Technical Services Co., Ltd. And the shareholders of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd.**

10.26	Share Issuance Agreement dated January 19, 2011 by and among China North East Petroleum Holdings Limited and Bellini Holdings Management Ltd.**
10.27	Agreement between Lotusbox Investments Limited and the Company dated march 12, 2011.
14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
21.1	List of Subsidiaries is incorporated herein by reference from Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2008.
23.1	Consent of Independent Petroleum Consultants Ralph E. Davis & Associates, Inc.*
23.2	Opinion of Shanghai Bao Rui Law Firm dated April 14, 2010 is incorporated herein by reference from Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith
** Incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2011

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

By:/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jingfu Li	Acting Chief Executive Officer	March 15, 2011
Jinfgu Li	(Principal Executive Officer and Principal Financial Officer)

/s/ Ruishi Hu	Director	March 15, 2011
Ruishi Hu

/s/ Edward Rule	Director	March 15, 2011
Edward Rule

/s/ Wang Hong Jun	Director	March 15, 2011
Wang Hong Jun

/s/ Yau-Sing Tang	Director	March 15, 2011
Yau-Sing Tang

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited the accompanying consolidated balance sheets of China North East Petroleum Holdings Limited and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong SAR
March 16, 2011

JIMMY C.H. CHEUNG & CO	Registered with the Public Company
Certified Public Accountants (A member of Kreston International)	Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China North East Petroleum Holdings Limited

We have audited, before the effects of the restatement as described in Note 1 to the consolidated financial statements, the consolidated balance sheets of China North East Petroleum Holdings Limited and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008 (the 2008 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Jimmy C.H. Cheung & Co.
JIMMY C.H. CHEUNG & CO
Certified Public Accountants
Hong Kong
Date: February 23, 2009, except for Note 1, as to which the date is September 3, 2010

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 21277660
Email: jimmy.cheung@jchcheungco.hk
Website: http://www.jchcheungco.hk

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP)
Consolidated Balance Sheets

	As of December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,974,007	$28,693,132
Accounts receivable	24,142,762	16,231,369
Prepaid expenses and other current assets	434,094	678,349
Total Current Assets	85,550,863	45,602,850

PROPERTY AND EQUIPMENT
Oil properties, net	41,892,288	45,777,428
Fixed assets, net	14,767,538	16,466,117
Oil properties under construction	61,482	69,395
Total Property and Equipment	56,721,308	62,312,940

LAND USE RIGHTS, NET	606,983	630,387
GOODWILL	1,645,589	1,645,589
DEFERRED TAX ASSETS	5,975,231	7,538,868

TOTAL ASSETS	$150,499,974	$117,730,634

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,156,349	$13,373,640
Current portion of secured debenture	-	5,625,000
Other payables and accrued expenses	801,867	1,165,494
Income tax and other taxes payable	5,076,074	4,930,202
Due to a related party	15,124	14,626
Due to a related company	-	144,796
Due to an unrelated party	1,300,000	-
Due to a stockholder	2,662,035	89,269
Total Current Liabilities	14,011,449	25,343,027

LONG-TERM LIABILITIES
Secured debenture, net of discount	-	4,875,000
Warrants	13,956,515	39,528,261
Total Long-term Liabilities	13,956,515	44,403,261

TOTAL LIABILITIES	27,967,964	69,746,288

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
29,604,860 shares issued and outstanding as of
December 31, 2010; 27,935,818 shares issued and
outstanding as of December 31, 2009)	29,605	27,936
Additional paid-in capital	50,070,524	42,582,142
Retained earnings (deficits)
Unappropriated	50,059,932	(7,995,947)
Appropriated	2,837,647	2,524,055
Accumulated other comprehensive income	7,618,515	3,181,452
Total NEP Stockholders' Equity	110,616,223	40,319,638
Noncontrolling interests	11,915,787	7,664,708
TOTAL EQUITY	122,532,010	47,984,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,499,974	$117,730,634

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended December 31, 2010, 2009 and 2008 (Restated)

	2010	2009	2008
			(Restated)

REVENUE
Sales of crude oil	$54,672,157	$51,080,775	$58,572,250
Drilling revenue	44,875,757	13,577,310	-
Total Revenue	99,547,914	64,658,085	58,572,250

COST OF REVENUE
Crude oil extraction costs	4,113,237	2,868,895	3,847,775
Drilling costs	17,555,255	4,861,488	-
Depreciation, depletion and amortization of oil properties	6,570,965	9,795,312	8,609,508
Depreciation of drilling equipment	1,925,895	373,437	-
Amortization of land use rights	31,754	19,792	11,718
Government oil surcharge	8,594,481	4,618,789	11,105,325
Total Cost of Revenue	38,791,587	22,537,713	23,574,326

GROSS PROFIT	60,756,327	42,120,372	34,997,924

OPERATING EXPENSES
Selling, general and administrative expenses	2,989,913	2,942,381	2,807,328
Professional fees	2,155,119	479,233	340,335
Consulting fees	2,258,207	185,895	259,604
Depreciation of fixed assets	399,691	287,762	229,434
Impairment of oil properties	-	13,837,108	13,184,103
Total Operating Expenses	7,802,930	17,732,379	16,820,804

INCOME FROM OPERATIONS	52,953,397	24,387,993	18,177,120

OTHER INCOME (EXPENSE)
Other income	68,151	-	-
Other expense	(43,996)	(55,733)	(112,517)
Interest expense	(33,396)	(987,815)	(1,011,367)
Amortization of deferred financing costs	-	(144,507)	(731,504)
Amortization of discount on debenture	-	(670,492)	(3,394,086)
Imputed interest expense	-	(120,310)	(50,587)
Interest income	122,336	59,263	38,829
Change in fair value of warrants	26,555,889	(27,398,967)	4,464,191
Penalty imposed by an investor on late filing of registration statement	(1,163,333)	-	-
Loss on extinguishment of debt	-	(8,260,630)	-
Total Other Income (Expense), net	25,505,651	(37,579,191)	(797,041)

NET INCOME (LOSS) BEFORE INCOME TAXES	78,459,048	(13,191,198)	17,380,079
Income tax expense	(15,768,417)	(6,899,962)	(5,276,636)
NET INCOME (LOSS)	62,690,631	(20,091,160)	12,103,443
Less: net income attributable to noncontrolling interests	(4,321,160)	(2,018,354)	(1,582,991)
NET INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	58,369,471	(22,109,514)	10,520,452

OTHER COMPREHENSIVE INCOME (LOSS)
Total other comprehensive income	4,366,982	106,387	1,912,742
Less: foreign currency translation loss (gain) attributable to noncontrolling interests	70,081	(10,638)	(191,275)
Foreign currency translation gain attributable to NEP common stockholders	4,437,063	95,749	1,721,467

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	$62,806,534	$(22,013,765)	$12,241,919

Net income (loss) per share
- basic	$1.99	$(0.99)	$0.53
- diluted	$1.86	$(0.99)	$0.53

Weighted average number of shares outstanding during the year
- basic	29,371,002	22,414,678	19,805,340
- diluted	31,299,044	22,414,678	19,924,929

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND 2008 (RESTATED)

	NEP Common Stockholders

							Accumulated other
	Common stock		Additional	Deferred	Unappropriated	Appropriated	comprehensive
	Number of		paid-in	Stock	retained earnings	retained	income arising from	Non-controlling
	shares	Amount	capital	Compensation	(deficits)	earnings	translation adjustments	interests	Total

Balance as of January 1, 2008	19,224,080	$19,224	$11,361,579	$(27,125)	$5,200,907	$916,263	$1,364,236	$1,124,964	$19,960,048
Components of comprehensive income
Net income for the year	-	-	-	-	10,520,452	-	-	1,582,991	12,103,443
Foreign currency translation gain	-	-	-	-	-	-	1,721,467	191,275	1,912,742
Comprehensive income									14,016,185
Issuance of stock for services	360,000	360	1,012,140	-	-	-	-	-	1,012,500
Amortization of deferred stock compensation related
to common stocks issued for services		-	-	27,125	-	-	-	-	27,125
Exercise of warrants for cash	1,200,000	1,200	10,800	-	-	-	-	-	12,000
Warrants issued for services	-	-	89,133	-	-	-	-	-	89,133
Stock compensation expenses on options issued	-	-	543,454	-	-	-	-	-	543,454
Imputed interest expenses on advances from
a stockholder and related parties	-	-	50,587	-	-	-	-	-	50,587
Contribution to increased registered capital of
a subsidiary by noncontrolling interests	-	-	-	-	-	-	-	479,000	479,000
Transfer from retained earnings to
statutory reserve	-	-	-	-	(456,736)	456,736	-	-	-

Balance as of December 31, 2008 (Restated)	20,784,080	$20,784	$13,067,693	$-	$15,264,623	$1,372,999	$3,085,703	$3,378,230	$36,190,032

Components of comprehensive income
Net loss for the year	-	-	-	-	(22,109,514)	-	-	2,018,354	(20,091,160)
Foreign currency translation gain	-	-	-	-	-	-	95,749	10,638	106,387
Comprehensive loss									(19,984,773)
Issuance of stock for public offering	5,963,637	5,964	25,356,556	-	-	-	-	-	25,362,520
Issuance of common stock for services	20,000	20	87,980	-	-	-	-	-	88,000
Amortization of deferred stock compensation related
to common stocks issued for services	-	-	607,500	-	-	-	-	-	607,500
Exercise of warrants for cash	852,562	852	1,701,869	-	-	-	-	-	1,702,721
Exercise of warrants for cashless	195,539	196	(196)	-	-	-	-	-	-
Exercise of options for cash	120,000	120	440,880	-	-	-	-	-	441,000
Warrants issued for services	-	-	201,303	-	-	-	-	-	201,303
Stock compensation expenses on options issued	-	-	998,247	-	-	-	-	-	998,247
Share of net assets on acquisition of Tiancheng	-	-	-	-	-	-	-	1,261,601	1,261,601
Imputed interest expenses on advances from
a stockholder and a related party	-	-	120,310	-	-	-	-	-	120,310
Contribution to increased registered capital of
a subsidiary by noncontrolling interests	-	-	-	-	-	-	-	995,885	995,885
Transfer from retained earnings to
statutory reserve	-	-	-	-	(1,151,056)	1,151,056	-	-	-

Balance as of December 31, 2009	27,935,818	$27,936	$42,582,142	$-	$(7,995,947)	$2,524,055	$3,181,452	$7,664,708	$47,984,346

Net income for the year	-	-	-	-	58,369,471	-	-	4,321,160	62,690,631
Foreign currency translation gain	-	-	-	-	-	-	4,437,063	(70,081)	4,366,982
Comprehensive income									67,057,613
Issuance of stock to settle the secured debenture	867,438	867	2,037,613	-	-	-	-	-	2,038,480
Issuance of common stock to Tiancheng management for services	400,000	400	(400)	-	-	-	-	-	-
Amortization of deferred stock compensation related	-	-	-		-	-	-	-	-
to common stocks issued for services	-	-	3,241,947	-	-	-	-	-	3,241,947
Exercise of warrants for cash	21,739	22	130,412		-	-	-	-	130,434
Exercise of warrants for cashless	29,865	30	179,160	-	-	-	-	-	179,190
Exercise of options for cash	250,000	250	1,124,750	-	-	-	-	-	1,125,000
Stock issued for services	100,000	100	774,900	-	-	-	-	-	775,000
Transfer from retained earnings to statutory reserve	-	-	-	-	(313,592)	313,592	-	-	-

Balance as of December 31, 2010	29,604,860	$29,605	$50,070,524	$-	$50,059,932	$2,837,647	$7,618,515	$11,915,787	$122,532,010

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP')
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008 (Restated)

	2010	2009	2008
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$62,690,631	$(20,091,160)	$12,103,443
Adjusted to reconcile net income (loss) to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	6,570,965	9,795,312	8,609,508
Depreciation of drilling equipment	1,925,895	373,473	-
Depreciation of fixed assets	399,691	287,762	229,434
Amortization of land use rights	31,754	19,792	11,718
Amortization of deferred financing costs	-	144,507	731,504
Amortization of discount on debenture	-	670,492	3,394,086
Amortization of stock option compensation	1,248,908	998,247	543,454
Loss on extinguishment of debt	-	8,260,630	-
Change in fair value of warrants	(26,555,889)	27,398,967	(4,464,191)
Penalty imposed by an investor on late filing of registration statement	1,163,333	-	-
Impairment of oil properties	-	13,837,108	13,184,103
Warrants issued for services	-	201,303	89,133
Stock issued for consulting services	1,219,372	88,000	27,125
Stock-based compensation for employee service	1,548,667	607,500	1,012,500
Imputed interest expenses	-	120,310	50,587
Gain on disposal of fixed assets	(69,964)	(7,136)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(7,911,393)	(12,001,289)	622,553
Prepaid expenses and other current assets	244,255	414,012	(42,410)
Deferred tax assets	1,563,637	(4,416,349)	(3,665,619)
Increase (decrease) in:
Accounts payable	(9,040,379)	(11,557,157)	2,882,206
Other payables and accrued expenses	(128,887)	167,593	(199,062)
Income tax and other taxes payable	145,872	573,692	1,023,421
Net cash provided by operating activities	35,046,468	15,885,573	36,143,493

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to oil properties	(1,229,748)	(13,922,383)	(29,206,040)
Purchase from fixed assets	(78,422)	(3,616,147)	(957,449)
Reduction of oil properties under construction	28,700	(384,019)	(1,712,449)
Proceeds from disposal of fixed assets	-	364,877	-
Cash outflow from acquisition of a subsidiary	-	(12,354,467)	-
Net cash used in investing activities	(1,279,470)	(29,912,139)	(31,875,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance and sale in a public offering of
common stock and warrants, net	-	29,941,015	-
Contribution to increased registered capital of a
subsidiary by non-controlling interests	-	995,885	479,000
Payment of deferred financing costs	-	-	(1,186,229)
Repayment of note payable	-	-	(273,444)
Proceeds from issuance of secured debenture	-	-	15,000,000
Repayment of secured debenture	(8,696,260)	(3,750,000)	(750,000)
Proceeds from exercise of stock warrants and options	1,255,434	2,143,721	12,000
Increase in amount due to a stockholder	2,572,766	88,531	(122,367)
Advance from an unrelated party	1,300,000	-	-
Decrease in amounts due to related parties	-	(51,636)	(3,079,859)
(Decrease) increase in amount due to a related company	(144,796)	144,796	-
Net cash (used in) provided by financing activities	(3,712,856)	29,512,312	10,079,101

EFFECT OF EXCHANGE RATE ON CASH	2,226,733	(31,827)	(1,182,081)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,280,875	15,453,919	13,164,575

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,693,132	13,239,213	74,638

CASH AND CASH EQUIVALENTS AT END OF YEAR	$60,974,007	$28,693,132	$13,239,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax expense	$14,294,596	$12,028,254	$7,824,394

Interest expense	$234,740	$777,185	$1,011,367

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1)	On January 10, 2010, 867,438 shares of common stock at $2.35 per share were issued to settle the secured debenture regarding the warrant issued.

(2)
On March 29, 2010, 400,000 shares of common stock valued at $3,232,000 were issued to the key management team of Tiancheng, of which the Company recognized $1,219,372 as staff compensation expenses included in selling, general and administrative expenses for the year ended December 31, 2010.

(3)	In April 2010, a total of 29,865 shares of common stocks were issued in connection with cashless exercise of warrants.

(4)	During 2010, the Company disposed of its motor vehicles to its creditors to settle balance outstanding of $176,912.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.  RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2010, China North East Petroleum Holdings Limited (the “Company) determined that the Company’s financial statements for the year ended December 31, 2008 should no longer be relied upon and should be restated as a result of certain non-cash errors contained therein regarding the accounting for: (i) warrants issued in conjunction with a secured debenture on February 28, 2008, which warrants should have been classified according to Accounting Standards Certification (“ASC”) 815 as liability instruments rather than equity instruments; (ii) the change in the fair value of those warrants from the date of issuance through the end of the reporting period; (iii) effective interest expense arising from amortization of the discount to the carrying value of the secured debenture; (iv) the recording of warrants issued to investment consultants in connection with the issuance of the secured debenture as deferred financing costs instead of consulting fees; (v) the amount of amortization of deferred financing costs associated with the issuance of that secured debenture; (vi) compensation issued to employees in the form of stock; (vii) amounts payable to consultant included in accrued liabilities; (viii) depreciation, depletion and amortization of oil properties; (ix) ceiling test reduction of the net carrying value of oil properties; (x) income tax expense for the above items; and (xi) noncontrolling interests (formerly known as minority interests) for certain of the above items.

As a result, the accompanying consolidated financial statements as of December 31, 2008 and for the year then ended have been restated from the amounts previously reported. The information in the data table below represents only those statement of operations and comprehensive income, statement of cash flows line items affected by the restatement.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.  RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

China North East Petroleum Holdings Limited (“China North East Petroleum”, “North East Petroleum,” the “Company,’ “we,” “our” or “us”) was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). On May 17, 2004, the Company’s name changed from Draco Holdings Corporation to China North East Petroleum Holdings Limited.

On July 26, 2006, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with a principal stockholder and a related party, hereafter referred to as the “Related Parties,” to acquire oil and gas properties for the exploration of crude oil in the People's Republic of China (“PRC”).  Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $121,000, respectively, to the registered capital of Song Yuan North East Petroleum Technical Service Co., Ltd.  (“Song Yuan Technical”), and the Company and the Related Parties will each share 90% and 10% respectively of the equity and profit interests of Song Yuan Technical.

On June 1, 2005, Song Yuan Technical acquired from third parties 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) for $120,773 in cash. LongDe is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC.

On January 26, 2007, Song Yuan Technical acquired 100% of the equity interest of Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000. Yu Qiao is engaged in the extraction and production of crude oil in Jilin Province (Jilin Oil Region), the PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), the Company has the right to explore, develop and extract oil at the Qian’an Oilfield Zone 112 (“Qian’an 112”), Daan 34 Oilfield (“Da 34”) and Gudian 31 Oilfield (“Gu 31”) area.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 25, 2009, Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”). Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Tiancheng for $13,000,000 (the “Purchase Price”) for 100% equity interest in Tiancheng held by the Selling Stockholders. The Purchase Price is payable in two installments. The first installment of $6,500,000 was due within 15 days from the date of execution of the Agreement and the second installment of US$6,500,000 was due within 15 days after the completion of the registration of the transfer of title of 95% of the equity interest in Tiancheng while the local Industry and Commerce Bureau established a trust to hold 5% of the equity interest in Tiancheng by one of the Selling Stockholders for Song Yuan Technical. The trust is established in order to comply with certain laws of the PRC. Tiancheng is principally engaged in providing contract drilling services to customers for exploration of crude oil in the PRC.

North East Petroleum, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter collectively referred to as (the “Company”).

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

Principles of consolidation

The accompanying consolidated financial statements as of December 31, 2010 and 2009 include the financial statements as of December 31, 2010 and 2009 of North East Petroleum and 90% equity interest owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interests represent the noncontrolling shareholders’ 10% ownership interest of Song Yuan Technical, and by extension the subsidiaries of Song Yuan Technical - LongDe, Yu Qiao and Tiancheng.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s financial statements are based on a number of significant estimates, including oil reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil properties, timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments, impairment of goodwill, impairments of unproved and proved oil properties and impairment of fixed assets.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Furniture, fixtures and equipment	3 to 5 Years
Motor vehicles	5 to 8 Years
Drilling equipment	8 Years

Land use rights

Land use rights are stated at cost, less accumulated amortization and are amortized over lease terms from the date of acquisition (See note 8).

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized as follows:

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$-	$13,956,515
Total	$-	$-	$13,956,515

The Company determines the fair value of the warrants using the Black-Scholes-Merton option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 17 for further information.

The reconciliation of Level 3 fair value measurements of financial assets and liabilities is as follows:

2010
Unquoted
derivative
instruments
Opening balance	$39,528,261
Change in fair value of warrants	(26,555,889)
Penalty imposed by an investor on late filing of registration statement (Note 15)	1,163,333
Exercise of warrants	(179,190)
Closing balance	$13,956,515

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and tax payables approximate their fair values due to the short maturities of these instruments.

Oil properties

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

Investments in unproved properties are not depleted pending determination of the existence of proved reserves.  Unproved reserves are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  As of December 31, 2010 and 2009, the Company did not have any investment in unproved oil properties.

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the estimated future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.”  Impairment of oil properties for the years ended December 31, 2009 and 2008 were $13,837,108 and $13,184,103, respectively. No impairment loss was recognized for the year ended December 31, 2010. Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center.

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Income taxes are accounted for under the asset and liability method is accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 740-10.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probably that taxable profit will be available against which deductible temporary differences can be utilized.  Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.  Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis.  As of December 31, 2010 and 2009, the Company’s deferred tax assets amounted to $5,975,231 and $7,538,868, respectively.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived asset

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

The Company’s cash equivalents are exposed to credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2010 and 2009, the Company had deposits in excess of federally insured limits totaling $60,874,007 and $28,593,132, respectively. The Company has not experienced any losses in such accounts and believes that the risk of loss for cash held in bank is remote.

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

Accounts receivable

Accounts receivable is stated at cost. The Company provides for doubtful accounts for trade accounts that are overdue more than twelve months. There were no allowances for doubtful accounts as of December 31, 2010 and 2009.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Our oil production business records revenue from the sales of oil when delivery to the customer (PetroChina) has occurred and title has transferred.

Pursuant to oil lease agreements entered into in 2002 and 2003 with PetroChina, each with twenty year terms, the Company is entitled to 80% if the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years.  The Company received payments for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point and time).  The Company only records revenue for the production that the Company is entitled to.

Our oilfield services business, Tiancheng, records revenue from the sale of services that are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations.  Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.  Rates for services are typically priced on a per day, per meter, per man hour or similar basis.  In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement.  Revenue from these arrangements is recognized as each service is delivered based on their relative fair value.

Foreign currency translation

Except for North East Petroleum, which maintains its accounting records in its functional currency of the United States dollars (“US$”or “$”), all other subsidiaries of the Company maintain their accounting records in their functional currency of the Chinese Renminbi (“RMB”). For subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statements of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Balance sheet items, except for
common stock, additional paid-in capital and retained earnings,
as of year end	US$1= RMB 6.6118	US$1= RMB 6.8372
Amounts included in the statements of
operations and cash flows for the year	US$1= RMB 6.7787	US$1= RMB 6.8409	US$1= RMB 6.9623

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations allow for conversion of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Comprehensive income

The foreign currency translation gain resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Foreign currency translation gains recorded in comprehensive income for the years ended December 31, 2010 ,2009 and 2008 were $4,437,063 ,$95,749 and $1,721,467 respectively.

Stock-based compensation

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 16 “Stock-Based Compensation” herein, for further discussion.

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

Segments

The Company operates in two segments: oil production and oilfield services (well drilling). Segment disclosure is presented in Note 21, “Segments.”

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. If, after assessment, the Company’s interest in the fair value of the acquiree’s identifiable net assets exceeds the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. The annual impairment test, which we conduct as of December 31 each year, requires us to estimate the fair values of our own assets and liabilities. Because quoted market prices are not available for our reporting units, the fair values of the reporting units are estimated using various valuation methodologies. Therefore, considerable judgment is required to assess goodwill for impairment. At December 31, 2010, the fair value of goodwill arising from our acquisition of Tiancheng exceeds its carrying value.

Environmental costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the oil and gas industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, management believes that there are no probable and estimated liabilities that will have a material adverse effect on the financial position of the Company. Hence no reserves have been set up for environmental costs.

Asset retirement obligation

ASC 410-20 (formerly SFAS No. 143, “Accounting for Assets Retirement Obligations”) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement, the asset retirement liability is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Pursuant to our Oil Lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the lease properties, include all wells, facilities and equipment.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification (“ASU 2010-02”). ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of Codification. This establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 is effective for the Company starting January 3, 2010. The Company did not expect the adoption of ASU 2010-02 to have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-03 Extractive Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the U.S. Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Mordernization of Oil and Gas Reporting Requirements (the Final Rule)”. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances, and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to Subtopic 820-10 that clarifies existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company did not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company did not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption-one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The amendments in this Update should be effective immediately. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial position.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. The amendments in this Update should be immediately effective .  The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350). ASU 2010-28 addresses when to perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments are effective for fiscal years, and interim periods within years, beginning after December 15, 2010. Early adoption is not permitted. Management is currently evaluating the potential impact of ASU 2010-28 on its financial statements.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3.  CHANGE IN METHOD OF DETERMINING OIL RESERVES

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

In January 2010, the FASB issued ASU No. 2010-03 Oil and Gas Reserve Estimation and Disclosure, which aligns the current oil and gas reserve estimation and disclosure requirements with those of the SEC. As of December 31, 2009, the Company changed its method of determining the quantities of oil and gas reserves which impacted the amount recorded for depreciation, depletion and amortization and the ceiling test calculation for oil properties. Under the new rules, the Company prepared its oil reserve estimates as of December 31, 2009 using the average, first-day-of-the-month price during the 12-month period ending December 31, 2009. In prior years through September 30, 2009, the Company used the quarter-end price. The Company calculates depreciation, depletion and amortization on a quarterly basis using estimated reserves as of the end of each quarter. As a result, the new rules impacted the amount of depreciation, depletion and amortization recorded for oil properties and the ceiling test calculation for the quarter ended December 31, 2009. In addition, under the new guidance, subsequent price increases cannot be considered in the ceiling test calculation.

The adoption of the new rules is considered a change in accounting principle inseparable from a change in accounting estimate. The Company does not believe that provisions of the new guidance, other than pricing, significantly impacted the reserve estimates or consolidated financial statements. The Company does not believe that it is practicable to estimate the effect of applying the new rules on net income (loss) or the amount recorded for depreciation, depletion and amortization for the years ended December 31, 2010 and 2009.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4.  ACCOUNTS RECEIVABLE

The Company bills PetroChina on a monthly basis, at month-end, for the oil that was delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month for crude oil sales.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment for the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as lesser amounts due from the two preceding months equal to the amount of oil surcharge tax payable by us.

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Accounts receivable, gross	$24,142,762	$16,231,369
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$24,142,762	$16,231,369

Approximately $16,749,792 of the 2010 accounts receivable balance consisted of receivables associated with Tiancheng, due within 12 months. The remaining $7,392,970 was due from PetroChina for oil sales and related special oil surcharge tax payments due to the PRC government. Approximately $8,671,394 of the 2009 accounts receivable balance consisted of receivables associated with Tiancheng, due within 12 months.  The remaining $7,559,975 was due from PetroChina for oil sales and related special oil surcharge tax payments due to the PRC government.

As of December 31, 2010 and 2009, the Company considered all accounts receivable collectible and has not recorded a provision for doubtful accounts.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Prepaid expenses	$155,628	$554,474
Low value consumables and wells construction materials	187,823	-
Deposits paid to suppliers	47,060	54,564
Other receivables	43,573	69,311
	$434,094	$678,349

6.    OIL PROPERTIES

The following is a summary of oil properties as of December 31, 2010 and 2009:

	2010	2009
Oil properties, proved	$104,049,854	$99,370,629
Intangible mining rights	13,445	13,445
Less: accumulated depreciation, depletion, amortization, and impairment	(62,171,011)	(53,606,646)
Oil properties, net	$41,892,288	$45,777,428

Depreciation, depletion and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $6,570,965, $9,795,312 and $8,609,508 respectively.  Impairment expense was $-0-, $13,837,108 and $13,184,103 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.     FIXED ASSETS

The following is a summary of fixed assets as of December 31, 2010 and 2009:

	2010	2009
Buildings	$1,824,990	$1,761,169
Furniture, fixtures and equipment	314,412	301,510
Motor vehicles	1,641,660	1,544,322
Drilling equipment	16,493,389	15,949,658
Less: accumulated depreciation	(5,506,913)	(3,090,542)
Fixed assets, net	$14,767,538	$16,466,117

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 were $2,325,586, $661,199 and $229,434 respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8.    LAND USE RIGHTS

The following is a summary of land use rights as of December 31, 2010 and 2009:

	2010	2009
Land use rights	$663,955	$701,239
Less: accumulated amortization	(56,972)	(70,852)
Land use rights, net	$606,983	$630,387
Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $31,754, $19,792 and $11,718 respectively.

Amortization for years ending December 31,
2011	$32,564
2012	32,564
2013	32,564
2014	32,564
2015	32,564
Thereafter	444,163
$606,983

9.   SECURED DEBENTURE

The following is a summary of secured debenture at December 31, 2010 and 2009:

	2010	2009
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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

9.   SECURED DEBENTURE  (continued)

On February 28, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with, a third party, Lotusbox Investments Limited (the "Investor").  Pursuant to the Purchase Agreement, the Company  agreed to issue to the Investor an 8% Secured Debenture due 2012 (the "Debenture") in the aggregate principal amount of $15,000,000, and agreed to issue to the Investor five-year warrants exercisable for up to (i) 1,200,000 shares of the Company's common stock at an initial exercise price equal to $0.01 per share ("Class A Warrants"), (ii) 1,500,000 shares of the Company's common stock at an initial exercise price equal to $3.20 per share (“Class B Warrants”) and (iii) 2,100,000 shares of the Company's common stock at an initial exercise price equal to $3.45 per share (“Class C Warrants”), with all warrant exercise prices being subject to certain adjustments.  The Class B Warrants are subject to certain call rights by the Company. As additional security provided to the Investor, the Company also granted the Investor the right to purchase up to 24% of the registered capital of Song Yuan Technical at fair market value which right shall only become enforceable immediately on the date following the occurrence of an event of a payment default. Pursuant to Section 2(e) of the Series B and C Common Stock Purchase Warrant issued on February 28, 2008 (the “B Warrants” and “C Warrants”) for the purchase of 3,600,000 shares of common stock of Company, the exercise price of the B Warrants and C Warrants have been reset to $2.35 per share.

The Company accounts for these warrants as liability instruments in accordance with ASC 815-40. Upon issuance, the warrants were recorded at fair value of $10,268,321, which was recognized as a discount to the carrying value of the debenture.  The initial carrying value of the debenture, net of discount, was $4,731,679.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

9.   SECURED DEBENTURE (continued)

As the restructuring is presumed to have the effect of reflecting fair market terms and conditions for the Amended secured debenture, the carrying value of the debenture is the remaining principal balance of the debenture and no discount is recognized.  Changes in the fair value of the warrants will continue to be recognized as gain or loss in the profit or loss.

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the outstanding balance of the debenture to $10,500,000 as of December 31, 2009. On January 13, 2010, the Company repaid the entire remaining balance of the debenture in the amount of $10,500,000. As of December 31, 2010, there was no debenture outstanding (note 15). No amortized discount on the secured debenture for the year ended December 31, 2010. Discount amortized on the secured debenture for the years ended December 31, 2009 and 2008 were $670,492 and $3,394,086, respectively.

10. ACCOUNTS PAYABLE

Accounts payable as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Accounts payable due within the next 12 months	$4,156,349	$13,373,640
The Company’s accounts payable consist primarily of amounts due to oil well drilling service providers.  Our well drilling contractors provide us with payment terms for their services that require 33% of the estimated well drilling contract cost to be paid at the time of providing the service, and the remaining 67% of the actual well drilling cost paid in equal monthly amounts over 12 to 24 months following well completion.  If the payment term extends beyond 12 months, no additional interest is charged, and we treat it as a long-term accounts payable.  These obligations are unsecured.

11. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Other payables	$276,657	$506,603
Accrued professional fees	256,360	118,000
Other accrued expenses	268,850	540,891
	$801,867	$1,165,494

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12.   DUE TO AN UNRELATED PARTY

The amount due to an unrelated party is interest-free, unsecured and due on October 26, 2011.

13.   NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per share (in thousands, except per share amounts):

	2010	2009	2008 (Restated)
Net income (loss) used in computing basis net income (loss) per share	$58,369	$(22,109)	$10,520
Net income (loss) used in computing diluted net income (loss) per share	$58,369	$(22,109)	$10,520

Denominator:
Shares used in computation of basic net income (loss) per share
(weighted average common stock outstanding)	29,371	22,415	19,805
Dilutive potential common stock (under treasury stock method):
Options and warrants	1,928	-	120
Shares used in computation of diluted net income (loss) per share	31,299	22,415	19,925

Basic net income (loss) per share	$1.99	$(0.99)	$0.53
Diluted net income (loss) per share	$1.86	$(0.99)	$0.53

In 2010, warrants to purchase 451,638 shares of common stock were not included in the calculation because the effect of their exercise would be anti-dilutive.

In 2009, options to purchase 350,000 shares of common stock and warrants to purchase 4,929,076 shares of common stock were not included in the calculation because the effect of their exercise would be anti-dilutive.

In 2008, options to purchase 410,000 shares of common stock and warrants to purchase 3,960,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $2.92 were not included in the calculation because the effect is anti-dilutive.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

14. COMMITMENTS AND CONTINGENCIES

(A)       Employee benefits

The full time employees of LongDe, Yu Qiao and Tiancheng are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company did not accrue any liabilities for compensated absences earned for the years ended December 31, 2010 and 2009 respectively, because the amount cannot be reasonably estimated.

Contributions to retirement schemes (which are defined contribution plans) are charged to cost of revenues and general and administrative expenses in the statement of operations and comprehensive income (loss) as and when the related employee service is provided. During the years ended 2010 and 2009 the Company recognized contributions to retirement schemes of $42,653 and $41,917, respectively.

 (B)       Commitments

The Company leases office spaces from a stockholder, as well as land and office spaces from third parties under four operating leases which expire on September 20, 2023, January 20, 2015, February 1, 2011 and November 1, 2013, respectively.

As of December 31, 2010, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Expiring in year ending December 31,
2011	$49,341
2012	48,649
2013	43,696
2014	14,708
2015	7,449
Thereafter	1,465
Total	$165,308

Operating lease expenses for the years ended December 31, 2010 and 2009 were $39,357 and $39,750, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

14. COMMITMENTS AND CONTINGENCIES (continued)

(C) Legal proceedings

The Company was involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.

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

15.  REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009  modification of the Company’s secured debenture issued on February 28, 2008 (see Note 9, Secured Debenture, above) and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which cover stock to be issued underlying warrants associated with both the modification and the issuance of the secured debenture. These Registration Rights Agreements provide for financial penalties in certain circumstances, including  (i) if the registration statement covering the shares of common stock underlying the Original Warrants is not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equals to 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

On March 12, 2011, the Company entered in an agreement with the investor (“Harmony Agreement”) and as stipulated in the Harmony Agreement, the investor agreed to waive penalty for late filing of registration statement of $1,163,333 and relieve any obligation to lodge a Form S-1 under a Note Redemption and Termination Agreement dated January 11, 2010 (the “NRTA”) and two related warrant agreements dated March 28, 2010 (the “Warrant Agreements”). The Company agreed to lower the exercise price of two tranches of warrants (totaling 500,000 warrants) issued to the investor in year 2009 from $2.00 and $2.35, respectively to $0.01 and 100,000 warrants issued in 2008 from $2.35 to $0.01 (collectively referred as the “Lotusbox Warrants”). The investor was also granted the rights to cashless exercise the Lotusbox Warrants. As a result of signing the Harmony Agreement, the Investor and the Company mutually released each other from all claims and liabilities, know or unknown, either may have against the other based on or arising under the NRTA and Warrant Agreements, including but without limitation with respect to any penalties for alleged failure to file a form S-1.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. STOCK-BASED COMPENSATION

Stock options

During 2010, the Company granted to its employees 80,000 stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase Common Stock. As of December 31, 2010, stock options granted under the 2006 Plan to purchase 550,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. 25% of the 240,000 stock options shall vest upon grant and 25% shall vest every three months thereafter, and these stock options granted shall expire ten years after the grant date if unexercised at that time. 50% of the 310,000 stock options shall vest upon grant and 50% shall vest on the first anniversary of the grant date.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of December 31, 2010, the Company had 220,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common stock.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
2010 5 years	258%	-%	1.47%	$5.50
2009 5 years	268%-316%	-%	2.10%-3.42%	$2.94 -$5.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.
-
Risk Free Interest Rate: Risk-free interest rate of 1.47%-3.42% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method (the mid-point) as these awards meet the definition of "plain-vanilla.”

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

16. STOCK-BASED COMPENSATION (continued)

Stock compensation expense is recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options. ASC 718-10 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

On January 28, 2010, 250,000 shares of stock options previously granted to one senior management member were exercised at $4.50 per share, with $1,125,000 paid to the Company.

On March 29, 2010, 400,000 shares of restricted stock under the 2006 Plan, with a fair value of approximately $3,232,000 were granted to key management team of Tiancheng of which  the Company recognized $1,219,372 as staff compensation expenses included in selling, general and administrative expenses for the year ended December 31, 2010.

As of December 31, 2010, the total unamortized compensation expense related to stock options was $1,783,853 and will be amortized over the next three years.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, January 1, 2010	350,000	$4.18
Granted	80,000	$5.50
Forfeited	-	-
Exercised	(250,000)	$4.50
Balance, December 31, 2010	180,000	$4.32
Exercisable at December 31, 2010	100,000	$3.38

The following is a summary of the status of options outstanding at December 31, 2010:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Weighted Average Exercise Price
$4.05	40,000	7.42 years	$4.05	40,000	$4.05
$2.94	60,000	8.42 years	$2.94	60,000	$2.94
$5.50	80,000	9.48 years	$5.50	-	$5.50
	180,000			100,000

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

17. STOCKHOLDERS’ EQUITY

(A)           Warrants

 The Company’s outstanding warrants as of December 31, 2010 are as follows:

	Date of issue	Expiration date	Exercise price	Outstanding Warrants
Warrant 1	February 28, 2008	February 28, 2013	$2.35	2,100,000
Warrant 2	March 5, 2009	March 5, 2013	$2.00	250,000
Warrant 3	March 5, 2009	March 5, 2013	$2.35	250,000
Warrant 4	April 29, 2009	April 29, 2013	$2.65	50,000
Warrant 5	September 15, 2009	September 15, 2014	$6.00	698,263
Warrant 6	September 10, 2009	September 10, 2014	$6.00	80,000
Warrant 7	December 11, 2009	September 9, 2014	$8.10	58,910
Warrant 8	December 17, 2009	June 17, 2011	$8.10	392,728
				3,879,901

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expired. The fair values were $39,528,261 at December 31, 2009 and $12,793,182 at December 31, 2010. As of December 31, 2010, included in the warrant liabilities, was an accrued penalty to an investor as a result of the Company's failure to file a registration statement in the amount of $1,163,333 which was resolved on March 12, 2011 (See Note 15). For the years ended December 31, 2010, 2009 and 2008 the Company recorded a gain of $26,555,889, a loss of $27,398,967 and a gain of $4,464,191 respectively, in changes in the fair value of the warrants in profit or loss.

The Company estimates the fair value of these warrants using the Black-Scholes-Merton option model using the following assumptions:

2010
Market price and estimated fair value of common stock:	$5.76
Exercise price:	$2.00 - $8.10
Remaining contractual life (years):	0.21 – 3.67
Dividend yield:	–
Expected volatility:	24%-213%
Risk-free interest rate:	0.12%-2.01%

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

17. STOCKHOLDERS’ EQUITY (continued)

(B)           Stock issuance

(1)
In January 2010, Series B Warrants issued with the Debenture (Note 9) were exercised by one investor to purchase 867,438 shares of common stock at the exercise price of $2.35 per share. No cash was received for these shares as they were issued as a component of the repayment of the Debenture.

(2)	In January 2010, 250,000 shares of stock options previously granted to one senior management member were exercised at $4.50 per share, with $1,125,000 paid to the Company at exercise.
(3)	In March 2010, an investor exercised warrants and purchased 21,739 shares of common stock at exercise price of $6.00 per share. The Company received $130,434 in connection with this transaction.
(4)
On March 29, 2010, 400,000 shares of common stock valued at $3,232,000 were issued to the key management team of Tiancheng, of which the Company recognized $1,219,372 as staff compensation expenses included in selling, general and administrative expenses for the year ended December 31, 2010.

(5)
In April 2010, one investor exercised warrants to purchase 29,865 shares of common stock at the exercise price of $6.00 per share.  These were exercised on a “cashless” basis with the Company being compensated through the cancellation of 50,135 additional warrants based upon the excess of fair market value over exercise price on the date of exercise.

(6)	In October 2010, the Company issued 100,000 shares of common stock recorded at $7.75 per share to its legal counsel The Crone Law Group as payment for services rendered.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

17. STOCKHOLDERS’ EQUITY (continued)

(C)   Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprised of the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC.  Prior to January 1, 2006, the appropriation to the statutory surplus reserve was required to be at least 10% of after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are between 5% to 10% of after tax net income determined by the Board of Directors.  Effective January 1, 2006, the Company’s PRC subsidiaries are only required to contribute to a single statutory reserve fund at the rate of 10% of net income after tax per annum, such contributions not to exceed 50% of the respective companies’ registered capital.

The statutory reserve funds are restricted for use to offset against prior period losses, expansion of production and operation or for the increase in the registered capital of the respective company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2010, 2009 and 2008, the company’s PRC subsidiaries appropriated $313,592, $1,151,056 and $456,736, respectively to the reserve funds based on net income in accordance with the laws and regulations of the PRC.

18.   RELATED PARTY TRANSACTIONS

a)
As of December 31, 2010 and 2009, the Company owed a related party $15,124 and $14,626, respectively, which is repayable on demand. Imputed interest expense was computed at 5% per annum on the amount due for the year ended December 31, 2009.

b)	As of December 31, 2010 and 2009, the Company owed a stockholder $2,662,035 and $89,269, respectively, which is, unsecured, interest-free and repayable on demand.
c)	Total imputed interest expenses recorded as additional paid-in capital amounted to $-0- ,$120,310 and $50,587 for the years ended December 31, 2010, 2009 and 2008, respectively.
d)	As of December 31, 2010 and 2009, the Company owed a related company $-0- and $144,796, respectively.
e)	The Company paid a stockholder $14,006, $14,006 and $13,789 for leased office space for the years ended December 31, 2010, 2009 and 2008, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19.   INCOME TAX

It is management's intention to reinvest all the income attributable to the Company outside of the United States (“US”). Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

North East Petroleum was incorporated in the United States and has incurred net operating losses for income tax purposes for 2010, 2009 and 2008, respectively.

North East Petroleum has net operating losses carry forwards for income tax purposes amounting to approximately $24,986,100 and $45,314,872 as of December 31, 2010 and 2009, respectively.  These tax losses which may be available to reduce future years’ taxable income will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits arising from these losses appear to be uncertain due to Company's limited operating history and continuing losses. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010 and 2009 for the temporary difference related to loss carry forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances at December 31, 2010 and 2009 were $8,643,142 and $15,407,056, respectively. The net change in the valuation allowance was a decrease of $6,763,914 from December 31, 2009 to December 31, 2010.

Song Yuan Technical, Yu Qiao, LongDe and Tiancheng were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate was 25% for the years ended December 31, 2010, 2009 and 2008. LongDe has net operating loss carry forwards for income tax purposes of $591,476 as of December 31, 2010. The tax loss which may be available to reduce future years taxable income will expire, if not utilized, in 2015.

The income tax expense for 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008 (Restated)
Current	$13,822,933	$11,306,176	$8,898,872
Deferred	1,945,484	(4,406,214)	(3,622,236)
Total	15,768,417	$6,899,962	$5,276,636

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

19.   INCOME TAX (continued)

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008 (restated)

Net Income (loss) before income taxes	$78,459,048	$(13,191,198)	$17,380,079

Computed at tax rate of 25%	19,614,762	(3,297,800)	4,345,020
Effect of different tax rates of subsidiaries operating in other jurisdiction	1,724,890	(3,624,722)	774,538
Others	797,145	78,000	-
Valuation allowance	(6,368,380)	13,744,484	157,078
Income tax expense	$15,768,417	$6,899,962	$5,276,636

Deferred income tax for 2010, 2009 and 2008 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Non-current:
Depreciation, depletion, amortization and impairment of oil properties	$6,243,711	$7,807,348
Tax loss carried forward	9,038,676	15,407,056
Others	(268,480)	(268,480)
Valuation allowance	(9,038,676)	(15,407,056)
Total non-current deferred tax assets and total deferred tax assets	$5,975,231	$7,538,868

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

20.  CONCENTRATIONS AND RISKS

During 2010, 99.9% and 0.1% of the Company's assets were located in the PRC and the United States, respectively, and during 2009, 92% of the Company’s assets were located in the PRC and 8% were located in the United States.

During 2010 and 2009, 92% and 93%, respectively, of the Company's revenues were derived from a customer, PetroChina located in the PRC. As of December 31, 2010 and 2009, the Company had 91% and 82% of accounts receivable due from PetroChina. The Company’s oil leases require the Company to sell all its crude oil to PetroChina only.  Additionally, PetroChina is a significant customer for the Company’s contract drilling business.

21.  SEGMENTS

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  All inter-company transactions between segments have been eliminated.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2010, 2009 and 2008:

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

 21.  SEGMENTS (continued)

	December 31,
	2010	2009	2008
Revenue:			(Restated)
Crude oil	$54,672,157	$51,080,775	$58,572,250
Contract drilling	44,875,757	13,577,310	-
Total revenue	$99,547,914	$64,658,085	$58,572,250

Gross profit:
Crude oil	$35,393,474	$33,777,987	$34,997,924
Contract drilling	25,362,853	8,342,385	-
Total gross profit	$60,756,327	$42,120,372	$34,997,924
Income from operations:
Crude oil	$27,989,440	$24,212,366	$18,177,120
Contract drilling	24,963,957	175,627	-
Total income from operations	52,953,397	24,387,993	18,177,120
Corporate and other	25,505,651	(37,579,191)	(797,041)
Net income (loss) before income taxes	$78,459,048	$(13,191,198)	$17,380,079

Segment assets
Crude Oil	$101,602,849	$80,324,972
Contract drilling	45,710,854	27,942,896
Total segment assets	147,313,703	108,267,868
Other unallocated corporate assets	3,186,271	9,462,766
Total assets	$150,499,974	$117,730,634
Other segment information:
Depreciation, depletion and amortization
Crude oil	$6,861,832	$10,064,191	$8,850,660
Contract drilling	2,066,473	412,112	-
Total depreciation, depletion and amortization	$8,928,305	$10,476,303	$8,850,660
Income tax expense
Crude oil	$9,511,636	$4,857,953	$5,276,636
Contract drilling	6,256,781	2,042,009	-
Total income tax expenses	$15,768,417	$6,899,962	$5,276,636
Expenditure for segment assets:
Crude oil	$1,308,170	$15,020,517	$31,875,938
Contract drilling	-	3,363,950	-
Total expenditure for segment assets	$1,308,170	$18,384,467	$31,875,938

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

22.  SUBSEQUENT EVENTS

On January 19, 2011, the Company through its subsidiary, Song Yuan North East Oil Technical, entered into a share transfer agreement with the shareholders of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd. (“Shengyuan”), to acquire 100% of the equity interests in Shengyuan (“Share Transfer Agreement”).

Shengyuan is a limited liability company incorporated in Sunite Right Banner, Inner Mongolia in the PRC with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The total purchase price for Shengyuan is valued at approximately $43.4 million consisting of RMB 70 million (approximately US$10.6 million) in cash and 5,800,000 shares of the Company’s common stock (the “Acquisition Shares”).  The Acquisition Shares will be issued pursuant to a Share Issuance Agreement by and among the Company, Bellini Holdings Management Ltd., a company organized by the Shareholders under the laws of the British Virgin Islands (“Bellini”), and the Shareholders dated January 19, 2011 (the “Share Issuance Agreement”).

The cash consideration will be paid to the Shareholders at closing.  Bellini is an entity fully controlled by the Shareholders and designated by the Shareholders to receive the Acquisition Shares.

Completion of the Acquisition is subject to certain terms and closing conditions set forth in the Share Transfer Agreement and the Share Issuance Agreement, including that Shengyuan obtain approval of the transfer of the Shareholders’ equity interest in Shengyuan to Songyuan Technical from all relevant governmental authorities, and other customary closing conditions.

On March 12, 2011, the Company entered into an agreement with Lotusbox Investments Ltd., the purchaser of the Company’s Secured Debenture, pursuant to which the parties released each other from all claims and liabilities based on or arising out of the Company’s failure to register shares of the Company’s common stock underlying warrants issued to the purchaser in connection with the purchase of the Secured Debenture. In addition, the purchaser released the Company from any further obligations to register the warrant shares. In return, the Company agreed to reduce the exercise prices of 500,000 warrants issued to the purchaser in 2009 from $2.00 and $2.35 to $0.01; and to reduce the exercise price of 100,000 warrants to the purchaser in 2008 from $2.35 to $0.01. The Company also agreed to allow the purchaser to purchase the warrant shares by means of a cashless exercise.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below listed the unaudited quarterly financial data for the years ended December 31, 2010 and 2009:

	Quarters ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2010
REVENUE	$28,928,293	$27,707,185	$19,986,267	$22,926,169
GROSS PROFIT	18,603,643	16,862,646	12,715,304	12,574,734
NET INCOME	23,110,647	26,223,920	7,695,045	5,661,019
Basic net income per common share	0.75	0.85	0.23	0.20
Diluted net income per common share	0.69	0.80	0.22	0.19

Year ended December 31, 2009 (Restated Q1, Q2 and Q3)
REVENUE	$8,899,223	$11,351,405	$14,403,921	$30,003,536
GROSS PROFIT	5,264,422	7,380,436	9,272,888	20,576,063
NET (LOSS) INCOME	(18,104,866)	(6,588,782)	8,172,581	(3,570,093)
Basic net (loss) income per common share	(0.83)	(0.35)	0.34	(0.15)
Diluted net (loss) income per common share	(0.83)	(0.35)	0.31	(0.12)