Form 10-Q
period 2011-03-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-05-10
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock outstanding as of May 4, 2011: 35,454,860

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	Our expectation of continued growth in the demand for our oil;
•	Our expectation that we will have adequate liquidity from cash flows from operations;
•	A variety of market, operational, geologic, permitting, labor and weather related factors; and
•	The other risks and uncertainties which are described below under “RISK FACTORS,” including, but not limited to, the following:
▪	Unanticipated conditions may cause profitability to fluctuate; and
▪	Decreases in purchases of oil by our customer will adversely affect our revenues.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,154,685	$60,974,007
Accounts receivable	21,983,502	24,142,762
Prepaid expenses and other current assets	1,434,878	434,094
VAT tax recoverable	142,292	-
Total Current Assets	98,715,357	85,550,863

PROPERTY AND EQUIPMENT
Oil properties, net	40,873,145	41,892,288
Fixed assets, net	14,345,467	14,767,538
Oil properties under construction	235,317	61,482
Total Property and Equipment	55,453,929	56,721,308

LAND USE RIGHTS, NET	601,371	606,983
GOODWILL	1,645,589	1,645,589
DEFERRED TAX ASSETS	5,855,909	5,975,231

TOTAL ASSETS	$162,272,155	$150,499,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,513,255	$4,156,349
Other payables and accrued expenses	1,100,009	801,867
Income tax and other taxes payable	6,630,706	5,076,074
Due to a related party	15,267	15,124
Due to an unrelated party	1,500,000	1,300,000
Due to a stockholder	2,739,111	2,662,035
Total Current Liabilities	16,498,348	14,011,449

LONG-TERM LIABILITIES
Warrants	9,582,572	13,956,515
Total Long-term Liabilities	9,582,572	13,956,515

TOTAL LIABILITIES	26,080,920	27,967,964

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
29,604,860 shares issued and outstanding as of
March 31, 2011 and December 31, 2010)	29,605	29,605
Additional paid-in capital	50,296,030	50,070,524
Retained earnings
Unappropriated	61,340,976	50,059,932
Appropriated	2,837,647	2,837,647
Accumulated other comprehensive income	8,903,779	7,618,515
Total NEP Stockholders' Equity	123,408,037	110,616,223
Noncontrolling interests	12,783,198	11,915,787
TOTAL EQUITY	136,191,235	122,532,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,272,155	$150,499,974

The accompanying footnotes are an integral part of the condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

REVENUE
Sales of crude oil	$14,861,037	$16,646,495
Drilling revenue	6,889,498	12,281,798
Total Revenue	21,750,535	28,928,293

COST OF REVENUE
Crude oil extraction costs	2,224,789	1,219,243
Drilling costs	2,737,171	4,511,289
Depreciation, depletion and amortization of oil properties	1,482,594	1,611,105
Depreciation of drilling equipment	492,665	477,439
Amortization of land use rights	8,189	10,856
Government oil surcharge	3,059,899	2,494,718
Total Cost of Revenue	10,005,307	10,324,650

GROSS PROFIT	11,745,228	18,603,643

OPERATING EXPENSES
Selling, general and administrative expenses	746,311	1,525,026
Professional fees	547,500	75,056
Depreciation of fixed assets	79,021	95,380
Total Operating Expenses	1,372,832	1,695,462

INCOME FROM OPERATIONS	10,372,396	16,908,181

OTHER INCOME (EXPENSE)
Other income	14,399	-
Other expense	(3,216)	(37,972)
Interest expense	-	(23,572)
Interest income	53,704	23,162
Change in fair value of warrants	4,373,943	10,840,918
Total Other Income, net	4,438,830	10,802,536

NET INCOME BEFORE INCOME TAXES	14,811,226	27,710,717
Income tax expense	(2,662,772)	(4,600,070)
NET INCOME	12,148,454	23,110,647
Less: net income attributable to noncontrolling interests	(867,411)	(1,365,262)
NET INCOME ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	11,281,043	21,745,385

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	1,285,264	64,274
Less: foreign currency translation gain attributable to noncontrolling interests	-	(1,068,998)
Foreign currency translation gain (loss) attributable to NEP common stockholders	1,285,264	(1,004,724)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NEP COMMON STOCKHOLDERS	$12,566,307	$20,740,661

Net income per share
- basic	$0.38	$0.75
- diluted	$0.36	$0.69

Weighted average number of shares outstanding during the year
- basic	29,604,860	28,870,641
- diluted	31,357,383	31,302,781

The accompanying footnotes are an integral part of the condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP')
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,148,454	$23,110,647
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	1,482,594	1,611,105
Depreciation of drilling equipment	492,665	477,439
Depreciation of fixed assets	79,021	95,380
Amortization of land use rights	8,189	10,856
Amortization of stock option compensation	-	218,280
Change in fair value of warrants	(4,373,943)	(10,840,918)
Stock-based compensation for employee service	224,750	808,000
Gain on disposal of fixed assets	(14,399)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	2,159,260	(5,841,903)
Prepaid expenses and other current assets	(841,045)	(1,151,644)
Value added tax recoverable	(142,292)	-
Deferred tax assets	119,322	(143,032)
Increase (decrease) in:
Accounts payable	356,906	(1,529,606)
Other payables and accrued expenses	298,142	11,750
Income tax and other taxes payable	1,554,632	3,255,578
Net cash provided by operating activities	13,552,256	10,091,932

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to oil properties	(201,527)	(703)
Addition of fixed assets	(243,711)	(42,533)
Reduction of oil properties under construction	-	(10,403)
Proceeds from disposal of fixed assets	17,620	-
Net cash used in investing activities	(427,618)	(53,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of secured debenture	-	(10,500,000)
Proceeds from exercise of stock warrants and options	-	3,311,741
Increase in amount due to a stockholder	77,076	2,406,456
Advance from an unrelated party	200,000	-
Decrease in amount due to a related company	-	(117,003)
Net cash provided by (used in) financing activities	277,076	(4,898,806)

EFFECT OF EXCHANGE RATE ON CASH	778,964	366,326

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,180,678	5,505,813

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,974,007	28,693,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,154,685	$34,198,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Income tax expense	$2,662,772	$5,310,620

Interest expense	$-	$-

The accompanying footnotes are an integral part of the consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 1.--BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

China North East Petroleum Holdings Limited (“China North East Petroleum”, “North East Petroleum,”, “NEP”, the “Company,” “we,” “our” or “us”) was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation (“Draco”). On May 17, 2004, the Company’s name changed from Draco Holdings Corporation to China North East Petroleum Holdings Limited.

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

On June 1, 2005, Song Yuan Technical acquired from third parties a 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) for $120,773 in cash. LongDe is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC.

On January 26, 2007, Song Yuan Technical acquired 100% of the equity of Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) for 10,000,000 shares of the Company’s common stock having a fair value of $3,100,000. Yu Qiao is engaged in the extraction and production of crude oil in Jilin Province (Jilin Oil Region), the PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), the Company has the right to explore, develop and extract oil at the Qian’an Oilfield Zone 112 (“Qian’an 112”), Daan 34 Oilfield (“Da 34”) and Gudian 31 Oilfield (“Gu 31”) area.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 25, 2009, Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”). Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Tiancheng for $13,000,000 (the “Purchase Price”) for 100% equity interest in Tiancheng held by the Selling Stockholders. The Purchase Price is payable in two installments. The first installment of $6,500,000 was due within 15 days from the date of execution of the Agreement and the second installment of $6,500,000 was due within 15 days after the completion of the registration of the transfer of title of 95% of the equity interest in Tiancheng while the local Industry and Commerce Bureau established a trust to hold 5% of the equity interest in Tiancheng by one of the Selling Stockholders for Song Yuan Technical. The trust is established in order to comply with certain laws of the PRC. Tiancheng is principally engaged in providing contract drilling services to customers for exploration of crude oil in the PRC.

North East Petroleum, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter collectively referred to as (the “Company”).

The Company is a petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Jilin Province of the PRC. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum rights, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Songyuan City region of Jilin Province, PRC. Also, the Company is providing contract drilling services through its Tiancheng subsidiary to customers for exploration of crude oil in the PRC.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011and 2010 include the unaudited financial statements of North East Petroleum and its 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interests represent the noncontrolling shareholders’ 10% ownership interest of Song Yuan Technical, and by extension, the subsidiaries of Song Yuan Technical - LongDe, Yu Qiao and Tiancheng.

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

The Company’s financial statements are based on a number of significant estimates, including oil reserve quantities, which are the basis for the calculation of depreciation, depletion and amortization of oil properties, timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments, impairment of goodwill, impairments of unproved and proved oil properties and impairment of fixed assets.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company has adopted a three-level valuation hierarchy for disclosures of fair value measurement in order to enhance disclosures related to fair value measures of financial instruments. The three levels are defined as follow:

--	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
--
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

--	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized as follows:

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$-	$9,582,572
Total	$-	$-	$9,582,572

The Company determines the fair value of warrants under the Black-Scholes-Merton option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 9 for further information.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and tax payables approximate their fair values due to the short maturities of these instruments.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation and other comprehensive income

Except for North East Petroleum, which maintains its accounting records in its functional currency of the United States dollar (“US$”or “$”), all other subsidiaries of the Company maintain their accounting records in their functional currency of the Chinese Renminbi (“RMB”). For subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and statements of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $8,903,779 and $7,618,515 as of March 31, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at March 31, 2011, were translated at 6.5501 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the three months ended March 31, 2011 and 2010 were 6.5713 RMB to $1.00 USD and 6.8409 RMB to $1.00 USD, respectively.

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

The Company’s cash equivalents are exposed to credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2011 and December 31, 2010, the Company had deposits exposed to credit risk totaling $75,054,685 and $60,874,007, respectively. The Company has not experienced any losses in such accounts and believes that the risk of loss for cash held in bank is remote.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Our oil production business records revenue from the sales of oil when delivery to the customer (PetroChina) has occurred and title has transferred.

Pursuant to oil lease agreements entered into in 2002 and 2003 with PetroChina, each with twenty year terms, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years.  The Company receives payments for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point and time).  The Company only records revenue for the production that the Company is entitled to.

Our oilfield services business, Tiancheng, records revenue from the sale of services that are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include rights of return or other similar provisions or other significant post-delivery obligations.  Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.  Rates for services are typically priced on a per day, per meter drilled, per man hour or similar basis.  In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement.  Revenue from these arrangements is recognized as each service is delivered based on its relative fair value.

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

Accounts receivable is stated at cost. The Company provides for doubtful accounts for trade accounts that are overdue more than twelve months. There were no allowances for doubtful accounts as of March 31, 2011 and December 31, 2010.

Major customers

Our oil production business has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, PRC. Pursuant to our lease agreements with PetroChina, we are unable to sell our oil production to any other customer.

Our oilfield drilling business has one primary customer (PetroChina) but also serves other independent oil production companies located in Jilin and Heilongjiang provinces in the PRC.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived asset

Long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist of plant and equipment, and its oil properties.

There were no impairment of oil properties for the three months ended March 31, 2011 and 2010, respectively.

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

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the estimated future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.”  No impairment loss was recognized for the three months ended March 31, 2011. Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center.

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740-10.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of March 31, 2011 and December 31, 2010, the Company’s deferred tax assets amounted to $5,855,909 and $5,975,231, respectively.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company follows ASC 718. This statement requires a company to measure the cost of services provided by employees in exchange for an award of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with ASC 718 and ASC 505-50, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income per share

Basic net income per share is computed by dividing net income attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income per share only after the shares become fully vested. Diluted net income per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).

Goodwill

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. If, after assessment, the Company’s interest in the fair value of the acquiree’s identifiable net assets exceeds the sum of the consideration transferred, the amount of any noncontrolling interests in the acquiree and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognized immediately in profit or loss as a bargain purchase gain. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. The annual impairment test, which we conduct as of December 31 each year, requires us to estimate the fair values of our own assets and liabilities. Because quoted market prices are not available for our reporting units, the fair values of the reporting units are estimated using various valuation methodologies. Therefore, considerable judgment is required to assess goodwill for impairment. At March 31, 2011, the fair value of goodwill arising from our acquisition of Tiancheng exceeds its carrying value.

Segments

The Company operates in two segments: oil production and oilfield services (well drilling). Segment disclosure is presented in Note 11, “Segments.”

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset retirement obligation

ASC 410-20 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted in each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the unit-of-production method. Pursuant to our Oil Lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the lease properties, include all wells, facilities and equipment.

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact in the Consolidated Financial Statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes are not expected to have a material impact in the Consolidated Financial Statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010.  Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 3.--OIL PROPERTIES

The following is a summary of oil properties as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Oil properties, proved	$105,062,057	$104,049,854
Intangible mining rights	13,445	13,445
Less: accumulated depreciation, depletion, amortization, and impairment	(64,202,357)	(62,171,011)
Oil properties, net	$40,873,145	$41,892,288

Depreciation, depletion and amortization expense for the three months ended March 31, 2011 and 2010 was $1,482,594 and $1,611,105, respectively.

As of March 31, 2011 and December 31, 2010, the Company’s full cost pool did not exceed the ceiling limitation, based on average oil prices in the prior 12-month period. Therefore, the Company did not record any additional impairment expense related to our oil properties for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4.—FIXED ASSETS

The following is a summary of fixed assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Buildings	$1,845,234	$1,824,990
Furniture, fixtures and equipment	317,374	314,412
Motor vehicles	1,656,378	1,641,660
Drilling equipment	16,648,754	16,493,389
Less: accumulated depreciation	(6,122,273)	(5,506,913)
Fixed assets, net	$14,345,467	$14,767,538

Depreciation expense for the three months ended March 31, 2011 and 2010 was $571,686 and $572,819, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 5.--NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to NEP common stockholders
used in computing basis net income per share	$11,281	$21,745
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$11,281	$21,745

Denominator:
Shares used in the computation of basic net income per share
(weighted average common stock outstanding)	29,605	28,871
Dilutive potential common stock:
Options and warrants	1,752	2,432
Shares used in the computation of diluted net income per share	31,357	31,303
Basic net income per share	$0.38	$0.75
Diluted net income per share	$0.36	$0.69

For the three months ended March 31, 2011, 100,000 options and 2,650,000 warrants were included in the calculation under the treasury stock method as they were dilutive.

For the three months ended March 31, 2010, 100,000 options and 4,039,899 warrants were included in the calculation under the treasury stock method as they were dilutive.

NOTE 6.--COMMITMENTS AND CONTINGENCIES

(A) Employee benefits

The full time employees of LongDe, Yu Qiao and Tiancheng are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company did not accrue any liabilities for compensated absences earned for the three months ended March 31, 2011 and 2010, respectively, because the amount cannot be reasonably estimated.

(B) Commitments

The Company leases office space from a stockholder, as well as land and office space from third parties under four operating leases which expire on September 20, 2023, January 20, 2015, February 1, 2012 and November 1, 2013, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 6.--COMMITMENTS AND CONTINGENCIES (continued)

As of March 31, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Period/year ending December 31,
2011	$37,006
2012	48,649
2013	43,696
2014	14,708
2015	7,449
Thereafter	1,465
Total	$152,973

(C) Legal proceedings

The Company is involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (MGC), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6193 (MGC), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (MGC), filed August 24, 2010.

The three securities class actions were consolidated as In re China North East Petroleum Holdings Limited Securities Litigation, 10 CV 4577 (MGC). A consolidated class action complaint was filed on January 14, 2011 adding new defendants Ralph E. Davis Associates, Robert C. Bruce, Edward M. Rule, Li Jing Fu, and Yu Li Guo. On March 22, 2010, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss. Oral argument on the motion to dismiss is currently scheduled for May 12, 2011.

An amended shareholder derivative complaint was filed on February 22, 2011. On April 20, 2011, the Company filed a motion to dismiss. Oral argument on the motion to dismiss is currently scheduled for May 19, 2011.

NOTE 7.--REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009 modification of a Company’s secured debenture issued on February 28, 2008 and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which cover stock to be issued underlying warrants associated with both the modification and the issuance of the secured debenture. These Registration Rights Agreements provided for financial penalties in certain circumstances, including  (i) if the registration statement covering the shares of common stock underlying the Original Warrants was not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceased to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equalled 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

On March 12, 2011, the Company entered into an agreement with the investor (“Harmony Agreement”) pursuant to which, the investor agreed to waive all penalties incurred under the Registration Rights Agreement in the amount of $1,163,333 and to relieve the Company from any further obligations to register securities on behalf of the investor. In consideration for the waiver, the Company agreed to lower the exercise price of two tranches of warrants (totaling 500,000 warrants) issued to the investor in 2009 from $2.00 and $2.35, respectively to $0.01 and 100,000 warrants issued in 2008 from $2.35 to $0.01 (collectively referred as the “Lotusbox Warrants”). The investor was also granted the right to cashless exercise the Lotusbox Warrants. As a result of signing the Harmony Agreement, the Investor and the Company mutually released each other from all claims and liabilities, known or unknown, either may have against the other based on or arising under the Note Redemption and Termination Agreement dated January 11, 2010 and the two related warrant agreements dated March 28, 2010, including but without limitation with respect to any penalties for alleged failure to register securities on behalf of the investor .

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 8.--STOCK-BASED COMPENSATION

Stock options

During 2010, the Company granted its employees 80,000 common stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”). As of March 31, 2011, stock options granted under the 2006 Plan to purchase 550,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. With respect to 240,000 of the outstanding stock options, 25%  vest upon grant and 25% vest every three months thereafter, and these stock options with an expiration date of ten years after the grant date if unexercised at that time. With respect to 310,000 of the outstanding stock options, 50% vest upon grant and 50% vest on the first anniversary of the grant date, with an expiration date of ten years after the grand date if unexercised at that time.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of March 31, 2011, the Company had 220,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common stock.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	258%-316%	-%	1.47%-3.42%	$2.94-$5.50
-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.
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

As of March 31, 2011, the total unamortized compensation expense related to stock based compensation was $1,499,597 and will be amortized over the next three years.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 8.--STOCK-BASED COMPENSATION (continued)

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2010	180,000	$4.32
Granted	-	-
Forfeited	-	-
Exercised	-	-
Balance, March 31, 2011	180,000	$4.32
Exercisable as of March 31, 2011	100,000	$3.38

The following is a summary of the status of options outstanding as of March 31, 2011:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Weighted Average Exercise Price
$4.05	40,000	7.17 years	$4.05	40,000	$4.05
$2.94	60,000	8.17 years	$2.94	60,000	$2.94
$5.50	80,000	9.23 years	$5.50	-	$5.50
	180,000			100,000

NOTE 9.--STOCKHOLDERS’ EQUITY

Warrants

The Company’s outstanding warrants as of March 31, 2011 are as follows:

	Date of issue	Expiration date	Exercise price	Outstanding Warrants
Warrant 1	February 28, 2008	February 28, 2013	$2.35	2,000,000
Warrant 2	April 29, 2009	April 29, 2013	$2.65	50,000
Warrant 3	September 15, 2009	March 15, 2012	$6.00	698,261
Warrant 4	September 10, 2009	September 10, 2014	$6.00	80,000
Warrant 5	December 11, 2009	September 9, 2014	$8.10	58,910
Warrant 6	December 17, 2009	June 17, 2011	$8.10	392,728
Warrant 7	February 28, 2008	February 28, 2013	$0.01	100,000
Warrant 8	March 5, 2009	March 5, 2013	$0.01	500,000
Total:				3,879,899

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expired. The fair values were $12,793,182 at December 31, 2010 and $9,582,572 at March 31, 2011. As of March 31, 2011, included in the warrant liabilities, was an accrued penalty to an investor as a result of the Company's failure to file a registration statement in the amount of $1,163,333 which was resolved on March 12, 2011 (See Note 7). For the three months ended March 31, 2011 and 2010, the Company recorded a gain of $4,373,943 and $10,840,918, respectively, in changes in the fair value of the warrants in profit or loss.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 9.--STOCKHOLDERS’ EQUITY (continued)

The Company estimates the fair value of these warrants using the Black-Scholes-Merton option model and the following assumptions:

March 31, 2011
Market price and estimated fair value of common stock:	$4.65
Exercise price:	$0.01 - $8.10
Remaining contractual life (years):	0.21 – 3.45
Dividend yield:	–
Expected volatility:	16.8%-341.7%
Risk-free interest rate:	0.09%-2.24%

NOTE 10.--RELATED PARTY TRANSACTIONS

a)	As of March 31, 2011 and December 31, 2010, the Company owed a related party $15,267 and $15,124, respectively, which obligations are payable on demand.
b)	As of March 31, 2011 and December 31, 2010, the Company owed a stockholder $2,739,111 and $2,662,035, respectively, which obligations are unsecured, interest-free and payable on demand.
c)	The Company paid a stockholder $3,501 and $3,511 for leased office space for the three months ended March 31, 2011 and 2010, respectively.

NOTE 11.--SEGMENTS

The Company follows ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue:
Crude oil	$14,861	$16,646
Contract drilling	6,889	12,282
Total revenue	$21,750	$28,928

Gross profit:
Crude oil	$8,094	$11,318
Contract drilling	3,651	7,285
Total gross profit	$11,745	$18,603
Income from operations:
Crude oil	$6,803	$9,744
Contract drilling	3,569	7,164
Total income from operations	10,372	16,908
Corporate and other	4,439	10,803
Net income before income taxes	$14,811	$27,711

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 12.--SUBSEQUENT EVENTS

On April 21, 2011, the Company completed its acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the laws of the People’s Republic of China (“PRC”) in accordance with the Share Transfer Agreement, dated as of January 19, 2011, by and among the Company’s subsidiary, Song Yuan North East Petroleum Technical Services Co., Ltd. (“Songyuan Technical”) and the shareholders of Shengyuan, and in accordance with the Share Issuance Agreement, dated as of January 19, 2011 by and among the Company, Bellini Holdings Management Ltd., a company organized and existing under the laws of the British Virgin Islands (“Bellini”) and the shareholders of Bellini. As a result of the Acquisition, Shengyuan is now a subsidiary of Songyuan Technical. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

Pursuant to the terms of the Share Transfer Agreement and the Share Issuance Agreement, the Company, through its subsidiary Songyuan Yu Qiao Oil and Gas Development Co., Ltd., will pay the former Shengyuan shareholders cash in the amount of $10,686,900 (RMB 70,000,000) and the Company will issue to Bellini, a company owned by the former Shengyuan shareholders, a total of 5.8 million shares of the Company’s Common Stock.

On April 15, 2011, the Company issued 50,000 shares of common stock at $4.27 per share to its legal counsel The Crone Law Group for legal services rendered. The fair value of these common shares are recorded at $213,500.

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

We currently operate 4 oilfields located in Northern China, which include:

Details of Oil and Gas Properties and Activities

Field	Acreage	Producing wells #	Proven Reserves as of December 31, 2010 (bbls)
Qian112	5,115	250	5,440,900
Da34	2,298	12	2,500
Gu31	1,779	12	16,500
He301	2,471	21	16,300
Total	11,663	295	5,476,200

Additionally, through our subsidiary, Song Yuan Tiancheng Drilling Engineering Co. Ltd., we provide contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

The flow chart illustrates our company’s organizational structure:

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

PetroChina Oil Leases

Pursuant to a 20-year exclusive Cooperative Oil Lease (the “Oil Lease”), entered into among PetroChina Group, Yu Qiao and the Company in May 2002, the Company has the right to explore, develop and produce oil at Qian’an 112 Oilfield. Pursuant to the Oil Lease, (i) PetroChina is entitled to 20% of the Company’s oil revenue for the first ten years of the Oil Lease term and 40% of the Company’s oil production for the remaining ten years of the Oil Lease term; and (ii) Yu Qiao is entitled to 2% of the Company’s oil production as a management fee. The payment of the management fee stopped following the acquisition of Yu Qiao by the Company in 2007.

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

As the controlling shareholder of Yu Qiao, the Company has the right to develop Qian’an 112 and other oil fields under the contracts that Yu Qiao has entered into with PetroChina. These oilfields include the Daan 34 oilfield and Gudian 31 oilfield in Jilin Province.

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

Acquisition of Tiancheng

On September 27, 2009, we acquired through Song Yuan Technical all of the beneficial ownership of all of the equity interest in Song Yuan Tiancheng Drilling Engineering Co., Ltd. or “Tiancheng.” In order to comply with certain PRC laws, 5% of the equity interest in Tiancheng is held in trust by one of the Tiancheng selling stockholders for the benefit of Song Yuan Technical, while the other 95% of the equity interest in Tiancheng is held directly by Song Yuan Technical. Tiancheng provides oil drilling services.  Tiancheng currently has eight drilling teams with the same number of rigs in house, which include two 4,000 meters rig (~13,000 feet depth), one 3,500 meter rig (~11,500 feet depth), three 3,000 meters rigs (~9,800 feet depth) and two 2,000 meters rigs (~6,500 feet depth) respectively. Tiancheng has drilling contracts with PetroChina and other private oil companies to provide drilling and oilfield services.

Listing on the NYSE Amex LLC.

On June 15, 2009, the Company’s common stock commenced trading on the NYSE Amex LLC (“AMEX”). Upon trading on AMEX, the Company changed its ticker symbol from “CNEH.OB” to “NEP.”

Oil Properties and Activities

As of March 31, 2011, the Company had a total of 295 producing wells, including 250 producing wells at the Qian’an 112 oilfield, 21 producing wells at the Hetingbao 301 oilfield, 12 producing wells at the Daan 34 oilfield and 12 producing wells at the Gudian 31 oilfield.

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

And the following table shows the MOPS China monthly oil price.

Month	Sale Price
	RMB/Ton	USD/Bbl
Jan-10	3,670	73.5
Feb-10	3,820	76.5
Mar-10	3,586	71.8
Apr-10	3,761	75.3
May-10	4,054	81.1
Jun-10	3,873	77.5
Jul-10	3,615	72.4
Aug-10	3,599	72.0
Sep-10	3,660	73.3
Oct-10	3,693	73.9
Nov-10	3,909	78.2
Dec-10	4,019	80.4
Jan-11	4,333	90.1
Feb-11	4,553	94.7
Mar-11	4,831	100.5

 (Note: data references to Wall Street Journal, and MOPS China price is exchanged from RMB to USD at the exchange rate of 6.7695 for 12 months moving average in 2010, and 6.5713 for 3 months moving average in 2011, respectively.)

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

For the three months ended March 31, 2011 (the “Current Quarter”), the sale price we received for our crude oil production averaged $91.18 per barrel, compared with $73.16 per barrel for the three months ended March 31, 2010 (the “Comparable Quarter”).

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

Depreciation of the capitalized costs of oil properties, including estimated future development costs, is based upon estimates of proved oil reserves and production.  Unproved oil properties are not amortized, but are individually assessed for impairment.  The cost of any impaired property is transferred to the balance of oil properties being depleted.  Reserve values are calculated annually, at our fiscal year-end, by a third-party geological consulting company, and are estimated in accordance with ASC Topic 932, “Extractive Activities - Oil and Gas”, SEC Regulation S-K and Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, and the SEC’s Industry Guide 2.

Acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited

On April 21, 2011, the Company completed its acquisition (the “Acquisition”) of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the laws of the People’s Republic of China (“PRC”) in accordance with the Share Transfer Agreement, dated as of January 19, 2011, by and among the Company’s subsidiary, Song Yuan North East Petroleum Technical Services Co., Ltd. (“Songyuan Technical”) and the shareholders of Shengyuan, and in accordance with the Share Issuance Agreement, dated as of January 19, 2011 by and among the Company, Bellini Holdings Management Ltd., a company organized and existing under the laws of the British Virgin Islands (“Bellini”) and the shareholders of Bellini. As a result of the Acquisition, Shengyuan is now a subsidiary of Songyuan Technical. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The total purchase price for Shengyuan was valued at approximately $43.4 million consisting of RMB 70 million (approximately US$10.6 million) in cash and 5,800,000 shares of the Company’s common stock (the “Acquisition Shares”). The Acquisition Shares were issued pursuant to a Share Issuance Agreement by and among the Company, Bellini Holdings Management Ltd., a company organized and owned by the former Shengyuan Shareholders under the laws of the British Virgin Islands (“Bellini”), and the Shareholders dated January 19, 2011 (the “Share Issuance Agreement”). The Company expects that the cash consideration will be paid no later than May 16th by the Company’s subsidiary Song Yuan Yu Qiao Oil and Gas Development Co., Ltd.

Production, Average Sales Prices, Production Costs, Drilling Depth and Drilling Wells Count

Our business operations are characterized by frequent, and sometimes significant, changes in the price we receive for the crude oil we produce and in the volumes of crude oil we produce.  The following table shows selected operating data for the three and three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
Oil Output (Bbl)	162,990	227,626
Avg. Sale Price ($/bbl)	$91.18	$73.16
Tiancheng Drilling Depth (m)	45,327	86,311
Tiancheng Drilling Wells	26	55

Oil Sales Revenue	$14,861,037	$16,646,495
Drilling Revenue	$6,889,498	$12,281,798

Cost of Revenue
Production Costs	2,224,789	1,219,243
Drilling Cost	2,737,171	4,511,289
Depreciation, depletion and amortization of oil properties and drilling equipment	1,975,259	2,088,544
Amortization of land use rights	8,189	10,856
Oil Surcharge	3,059,899	2,494,718

Gross Profit	$11,745,228	$18,603,643

(Note: Based on 7.315 bbls per ton as set by PetroChina in the current reporting period compared to 7.38 bbls per ton set by PetroChina for the 3 months ended March 31, 2010.  The number of bbls per ton is determined by PetroChina and is subject to fluctuation based on a number of factors)

As shown in the above table, our revenue was impacted by both the reduction in oil production and a slow down in our contract drilling activity. With respect to our oil production segment, no new wells were drilled in the first quarter and the reduced oil output reflects the natural depletion of the existing wells.  With respect to our contract drilling segment, drilling was impacted by the Chinese New Year holiday and the fact that the Company granted its Tiancheng drilling crews an extended holiday. The reduction in oil production was offset however, by the appreciation of oil prices in 2011 compared to 2010.

The following table reflects the significant oil sale price fluctuation in China in the past 15 months.

Month	Sale Price
	RMB/Ton	USD/Bbl
Jan-10	3,670	73.5
Feb-10	3,820	76.5
Mar-10	3,586	71.8
Apr-10	3,761	75.3
May-10	4,054	81.1
Jun-10	3,873	77.5
Jul-10	3,615	72.4
Aug-10	3,599	72.0
Sep-10	3,660	73.3
Oct-10	3,693	73.9
Nov-10	3,909	78.2
Dec-10	4,019	80.4
Jan-11	4,333	90.1
Feb-11	4,553	94.7
Mar-11	4,831	100.5

(Note: According to PetroChina, 1 Ton = 7.315 Bbls for the current reporting period in 2011, Exchange rate 1 USD = 6.5713 RMB for the current reporting period in 2011)

Contract Drilling Services

China North East Petroleum’s subsidiary, Tiancheng, founded in December 2007, provides contract drilling and other oilfield services for state-owned and non-state-owned oil companies in Northern China.

Tiancheng is one of the four private contract drilling and service companies that has been qualified and licensed to operate in PetroChina’s Jilin oilfield. Tiancheng has also been granted contracts to drill for PetroChina. Compared to the other three drilling companies operating in the Jilin oilfield, Tiancheng is the largest, in terms of the number of drilling rigs owned in house. Tiancheng was started with only two rigs at the end of 2007, and now has eight drilling teams with the same number of rigs, which include two 4,000 meters rig (capable drill down to ~13,000 feet depth), one 3,500 meter rig (~11,500 feet depth), three 3,000 meters rigs (~9,800 feet) and two 2,000 meters rigs (~6,500 feet) respectively.

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

In the first three months of 2011, Tiancheng drilled 26 wells with a total drilling depth of 45,327 meters (~148,711 feet), representing revenue of $6,889,498. On April  28, 2011 Tiancheng entered into another drilling contract with PetroChina’s Jilin Oil and Gas Development LLC to drill another twenty (20) wells in 2011.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Revenues for the Current Quarter were $21,750,535 compared to $28,928,293 for the Comparable Quarter, a decrease of $7,177,758, or 25%. This decrease was mainly due to a decrease in revenue in both oil production and drilling services segments of the Company in the Current Quarter.

Crude oil ouput for the Current Quarter was 162,990 barrels compared to 227,626 barrels for the Comparable Quarter, a decrease of 28.4% and revenues from crude oil sales were $14,861,037 in the Current Quarter, compared to $16,646,495 in the Comparable Quarter. The decrease in production and revenue were mainly due to: (i) the fact that no additional wells were drilled in our Jilin field in the Current Quarter; and (ii) the natural depletion of each well in production; and (iii) the decrease in the number of bbls per ton as set by PetroChina to 7.315.

In addition, the number of wells drilled and the total drilling depth achieved by our Tiancheng drilling subsidiary for the Current Quarter declined by 53% and 47% to 26 wells and 45,327 meters, respectively, compared to the Comparable Quarter of 55 wells and 86,311 meters. Drilling revenue in the Current Quarter was $6,889,498, a 44% decrease compared to $12,281,798 in the Comparable Quarter. The reason for the decrease in drilling activity was due to the fact that the Company granted its Tiancheng drilling crews an extended vacation over the Chinese New Year holidays in January and February in order to motivate its crews and boost morale in anticipation of increased drilling activities in 2011.

Cost of sales.  Cost of sales only decreased slightly by 3%, from $10,324,650 for the three months ended March 31, 2010 to $10,005,307 for the three months ended March 31, 2011. The decrease in cost of sales resulted primarily from a reduction in drilling costs from $4,511,289 in the Comparable Quarter to $2,737,171 in the Current Quarter, due to reduced drilling activity in the Current Quarter; offset by both increased oil extraction costs and increased government oil surcharge respectively, mainly due to increased commodity and raw material prices. For the Current Quarter, the Company paid an oil surcharge of $3,059,899 to the PRC government compared to $2,494,718 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed based on the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+$0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).

Operating Expenses. Operating expenses totaled $1,372,832 for the Current Quarter, compared to $1,695,462 for the Comparable Quarter, a decrease of 19%. The decrease was primarily due to the decrease in revenues.

Other Income (Expense). Other income for the Current Quarter was $4,438,830 compared to other income of $10,802,536 for the Comparable Quarter. This decrease was primarily the result of a change in fair value of warrants.

Net Income. Net income for the Current Quarter was $11,281,043 compared to $21,745,385 for the Comparable Quarter. The decrease in our net income was primarily due to decreased drilling income and crude oil production, also affected by a slight increase in oil extraction costs and government oil surcharges as discussed above. In addition, net income was affected by a decrease in the fair value of warrants.

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

As of March 31, 2011, the Company had cash and cash equivalents of $75,154,685, other current assets of $23,560,672 and current liabilities of $16,498,348.  For the three months ended March 31, 2011, our primary sources of liquidity were $13,552,256 provided by operating activities.  The cash balance of $75,154,685 represents an increase of $14,180,678 over our cash balance as of December 31, 2010.

Net cash provided by operating activities was $13,552,256 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $10,091,932 for the same period in 2010. The increase in net cash provided by operating activities was the result of a number of changes in our operating accounts.  Cash from operating activities increased due to a decrease of accounts receivable of $2.1 million because of our rapid collection, and an increase of tax payable of $1.5 million.

Net cash used in investing activities was $427,618 for the three months ended March 31, 2011 compared to $53,639 for the same period in 2010. This increase is primarily due to additions to fixed assets and oil properties during the three-month period ended March 31, 2011.

Net cash provided by financing activities for the three months ended March 31, 2011 amounted to $277,076, including proceeds from a shareholder loan of $77,076 as well as an advance of $200,000 from an unrelated party. Net cash used in financing activities amounted to $4,898,806 for the same period in 2010, primarily included repayment of secured debenture of $10,500,000 to Lotusbox, offset by proceeds from shareholder loan of $2.4 million as well as $3.3 million proceeds from exercise of stock warrants and options.

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

Production Trends

Like all other oil exploration and production companies, we experience natural production declines at existing wells.  We recognize that oil production from a given well naturally decreases over time and that a downward trend in our overall production could occur unless the natural declines are offset by additional production from new wells, investment in measures to increase the production from existing wells (such as CO 2  and water injection), or acquisitions of producing properties.  If any production declines we experience are other than a temporary trend, and if we cannot economically replace our reserves, our results may be materially adversely affected and our stock price may decline.  Our future growth will depend upon our ability to continue to add oil reserves in excess of our production at a reasonable cost.

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas. As of March 31, 2011, we have drilled 295 wells out of the 675 wells that we believe can be drilled in our four oilfields. We anticipate that we will continue to drill new wells and increase production in these areas.  We are also actively seeking additional oil fields that we can lease and operate.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year. We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax. When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax. In the Current Quarter, the approximate amount of oil surcharge tax we paid was $3,059,899, as compared to $2,494,718 in the Comparable Quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact in the Consolidated Financial Statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes are not expected to have a material impact in the Consolidated Financial Statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010.  Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks are attributable to fluctuations in oil prices and exchange rates. In addition, foreign-currency exchange-rate risk exists due to anticipated payments and receipts denominated in foreign currencies. These risks can affect revenues and cash flow from operating, investing and financing activities.

Oil Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. We currently sell all of our oil production to one customer, PetroChina, and PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is an international commodity and trading company that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. The price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot.  These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The lower prices may reduce the amount of crude oil that we can economically produce.

Foreign Currency-Exchange Risk

The reporting currency of the Company is the US dollar. The functional currency of Song Yuan Technical, LongDe, Yu Qiao and Tiancheng is the Chinese Renminbi (“RMB”).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and statement of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $8,903,779 and $7,618,515 as of March 31, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at March 31, 2011, were translated at 6.5501 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the three months ended March 31, 2011 and 2010 were 6.5713 RMB to $1.00 USD and 6.8409 RMB to $1.00 USD, respectively.

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

The Company’s cash equivalents are exposed to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2011 and December 31, 2010, the Company had deposits exposed to credit risk totaling $75,054,685 and $60,874,007, respectively. The Company has not experienced any losses in such accounts and believes that the risk of loss for cash held in bank is remote.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of March 31, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.  Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not entirely effective.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was not entirely effective as of March 31, 2011.

Material Weakness

In connection with its evaluation, management has identified one material weakness as of March 31, 2011, which is described as follows:  In the first quarter, the Company did not have a specific person tasked with verifying the crude oil selling price the Company charged on a per invoice basis.

This material weakness has not caused or contributed to a material misstatement of the Company’s financial statements.

Changes In Internal Control Over Financial Reporting

In 2011, the Company assigned specific personnel the responsibility of confirming the crude oil selling price on a per invoice basis.

In addition, we continue to implement remedial actions begun in 2010, including implementing formal and informal training programs, particularly with respect to the accounting for non-cash items, and we continue to use an outside consulting firm to assist us with the preparation and review of our financial statements and reports filed with the SEC. These changes continued to materially affect our internal control over financial reporting during the first quarter of 2011 or are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

Conclusion

Notwithstanding the material weakness reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial conditions, results of operations and cash flow for the period presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements misleading, in light of the circumstances under which such statements were made during the year covered in this report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on breach of duty.

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (MGC), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6193 (MGC), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (MGC), filed August 24, 2010.

The three securities class actions were consolidated as In re China North East Petroleum Holdings Limited Securities Litigation, 10 CV 4577 (MGC). A consolidated class action complaint was filed on January 14, 2011 adding new defendants Ralph E. Davis Associates, Robert C. Bruce, Edward M. Rule, Li Jing Fu, and Yu Li Guo. On March 22, 2010, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss. Oral argument on the motion to dismiss is currently scheduled for May 12, 2011.

An amended shareholder derivative complaint was filed on February 22, 2011. On April 20, 2011, the Company filed a motion to dismiss. Oral argument on the motion to dismiss is currently scheduled for May 19, 2011.

ITEM 1A.  RISK FACTORS

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2011, the Company completed its acquisition (the “Acquisition”) of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the laws of the People’s Republic of China (“PRC”) in accordance with the Share Transfer Agreement, dated as of January 19, 2011, by and among the Company’s subsidiary, Song Yuan North East Petroleum Technical Services Co., Ltd. (“Songyuan Technical”) and the shareholders of Shengyuan, and in accordance with the Share Issuance Agreement, dated as of January 19, 2011 by and among the Company, Bellini Holdings Management Ltd., a company organized and existing under the laws of the British Virgin Islands (“Bellini”) and the shareholders of Bellini. As a result of the Acquisition, Shengyuan is now a subsidiary of Songyuan Technical. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

Pursuant to the terms of the Share Issuance Agreement, the Company issued to Bellini, a company owned by the former Shengyuan shareholders, a total of 5.8 million shares of the Company’s Common Stock (the “Acquisition Shares”).  The Acquisition Shares were issued pursuant to the provisions of Regulation S of the Securities Act of 1933, as amended (the “Act”).  The Company did not engage in a distribution of this issuance in the United States. Each of the shareholders of Shengyuan represented that they were not “U.S. persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a U.S. person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.(REMOVED AND RESERVED)

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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Drilling Contract entered into between Jilin Oil and Gas Development LLC and the Company, through its subsidiary Jilin Songyuan Tiancheng Drilling Engineering Co. Ltd. on April 28, 2011

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

Date: May 10, 2011	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
Principal Executive Officer

Dated: May 10, 2011	By:	/s/ Shaohui Chen
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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Drilling Contract entered into between Jilin Oil and Gas Development LLC and the Company, through its subsidiary Jilin Songyuan Tiancheng Drilling Engineering Co. Ltd. on April 28, 2011