Form 10-K/A
period 2010-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-06-14
CIK 787251

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-34378

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

Documents Incorporated by Reference

None

Explanatory Note

China North East Petroleum Holdings Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December  31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Original Filing”). The purpose of this amendment is to file the corrected Certifications from the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, and Exhibit 32.2. The remainder of the Company’s Annual Report on Form 10-K remains unchanged.

This report speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to March 16, 2011. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that the Company has filed with the SEC since the date of the Original Filing.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2011

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jingfu Li	Acting Chief Executive Officer	June 14, 2011
Jinfgu Li

/s/ Shaohui Chen	Chief Financial Officer	June 14, 2011
Shaohui Chen
/s/ Ruishi Hu	Director	June 14, 2011
Ruishi Hu

/s/ Edward Rule	Director	June 14, 2011
Edward Rule

/s/ Wang Hong Jun	Director	June 14, 2011
Wang Hong Jun

/s/ Yau-Sing Tang	Director	June 14, 2011
Yau-Sing Tang

 2