Form 10-Q
period 2011-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-08-10
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding as of August 10, 2011: 35,454,860

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,352,755	$60,974,007
Accounts receivable	22,737,538	24,142,762
Prepaid expenses and other current assets	1,761,442	434,094
Total Current Assets	104,851,735	85,550,863

PROPERTY AND EQUIPMENT
Oil properties, net	91,187,772	41,892,288
Fixed assets, net	14,132,803	14,767,538
Oil properties under construction	65,892	61,482
Total Property and Equipment	105,386,467	56,721,308

LAND USE RIGHTS, NET	597,993	606,983
GOODWILL	1,827,582	1,645,589
DEFERRED TAX ASSETS	5,263,302	5,975,231

TOTAL ASSETS	$217,927,079	$150,499,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,159,079	$4,156,349
Other payables and accrued expenses	846,973	801,867
Income tax and other taxes payables	9,655,276	5,076,074
Due to a related party	15,473	15,124
Due to an unrelated party	1,510,000	1,300,000
Due to a stockholder	3,139,472	2,662,035
Total Current Liabilities	19,326,273	14,011,449

LONG-TERM LIABILITIES
Warrants	5,760,842	13,956,515
Deferred tax liabilities	12,698,645	-
Total Long-term Liabilities	18,459,487	13,956,515

TOTAL LIABILITIES	37,785,760	27,967,964

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity
Common stock ($0.001 par value, 150,000,000 shares authorized,
35,454,860 and 29,604,860 shares issued and outstanding as of
June 30, 2011 and December 31, 2010)	35,455	29,605
Additional paid-in capital	74,712,065	50,070,524
Retained earnings
Unappropriated	74,324,908	50,059,932
Appropriated	2,837,647	2,837,647
Accumulated other comprehensive income	10,532,125	7,618,515
Total NEP Stockholders' Equity	162,442,200	110,616,223
Noncontrolling interest	17,699,119	11,915,787
TOTAL EQUITY	180,141,319	122,532,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$217,927,079	$150,499,974

The accompanying footnotes are an integral part of the condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

REVENUE
Sales of crude oil	$19,279,416	$15,390,494	$34,140,453	$32,036,989
Drilling revenue	5,007,039	12,316,691	11,896,537	24,598,489
Total Revenue	24,286,455	27,707,185	46,036,990	56,635,478

COST OF REVENUE
Crude oil extraction costs	1,285,704	872,747	3,510,493	2,091,990
Drilling costs	1,424,975	4,849,429	4,162,146	9,360,718
Depreciation, depletion and amortization of oil properties	1,326,111	2,131,933	2,808,705	3,743,038
Depreciation of drilling equipment	506,720	477,619	999,385	955,058
Amortization of land use rights	8,289	4,891	16,478	15,747
Government oil surcharge	4,598,445	2,507,920	7,658,344	5,002,638
Total Cost of Revenue	9,150,244	10,844,539	19,155,551	21,169,189

GROSS PROFIT	15,136,211	16,862,646	26,881,439	35,466,289

OPERATING EXPENSES
Selling, general and administrative expenses	432,922	843,129	1,179,233	2,368,155
Professional fees	336,396	117,678	883,896	192,734
Depreciation of fixed assets	82,306	96,042	161,327	191,422
Total Operating Expenses	851,624	1,056,849	2,224,456	2,752,311

INCOME FROM OPERATIONS	14,284,587	15,805,797	24,656,983	32,713,978

OTHER INCOME (EXPENSE)
Other income	88	10,811	14,487	10,811
Other expense	(1,864)	(38,201)	(5,080)	(76,173)
Interest expense	-	(1,162)	-	(24,734)
Interest income	59,650	23,458	113,354	46,620
Change in fair value of warrants	3,821,730	14,598,248	8,195,673	25,439,166
Total Other Income, net	3,879,604	14,593,154	8,318,434	25,395,690

NET INCOME BEFORE INCOME TAXES	18,164,191	30,398,951	32,975,417	58,109,668
Income tax expense	(4,110,791)	(4,175,031)	(6,773,563)	(8,775,101)
NET INCOME	14,053,400	26,223,920	26,201,854	49,334,567
Less: net income attributable to noncontrolling interest	(1,069,467)	(1,236,828)	(1,936,878)	(2,602,090)
NET INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	12,983,933	24,987,092	24,264,976	46,732,477

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	1,648,905	650,508	2,934,169	714,782
Less: foreign currency translation (gain) loss attributable
to noncontrolling interest	(20,559)	106,691	(20,559)	(962,307)
Foreign currency translation gain (loss) attributable to NEP
common stockholders	1,628,346	757,199	2,913,610	(247,525)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
NEP COMMON STOCKHOLDERS	$14,612,279	$25,744,291	$27,178,586	$46,484,952

Net income per share
- basic	$0.38	$0.85	$0.78	$1.60
- diluted	$0.37	$0.80	$0.74	$1.49

Weighted average number of shares outstanding
during the period
- basic	34,158,193	29,500,642	31,057,781	29,195,886
- diluted	35,532,885	31,157,614	32,665,062	31,398,739

The accompanying footnotes are an integral part of the condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES (“NEP”)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,201,854	$49,334,567
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	2,808,705	3,743,038
Depreciation of drilling equipment	999,385	955,058
Depreciation of fixed assets	161,327	191,422
Amortization of land use rights	16,478	15,747
Change in fair value of warrants	(8,195,673)	(25,439,166)
Stock-based compensation	72,942	1,234,750
Stock issuance for services	213,500	-
Deferred income tax	711,929	(247,188)
Gain on disposal of fixed assets	(14,487)	(10,851)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,405,224	(7,754,150)
Prepaid expenses and other current assets	(1,327,348)	(928,376)
Increase (decrease) in:
Accounts payable	2,730	(3,586,447)
Other payables and accrued expenses	(48,592)	(175,265)
Income tax and other taxes payable	4,579,202	2,750,639
Net cash provided by operating activities	27,587,176	20,083,778

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to oil properties	(202,752)	(265,974)
Addition of fixed assets	(28,197)	(42,533)
Addition of oil properties under construction	-	(106,347)
Proceeds from disposal of fixed assets	17,670	11,519
Cash outflow for acquisition of a subsidiary, net	(10,254,276)	-
Net cash used in investing activities	(10,467,555)	(403,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of secured debenture	-	(10,500,000)
Proceeds from exercise of stock warrants and options	-	3,474,672
Increase in amount due to a stockholder	477,437	3,897,494
Increase in amount due to a related party	-	61
Advance from an unrelated party	210,000	-
Decrease in amount due to a related company	-	(116,890)
Net cash provided (used in) by financing activities	687,437	(3,244,663)

EFFECT OF EXCHANGE RATE ON CASH	1,571,690	537,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,378,748	16,972,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,974,007	28,693,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,352,755	$45,666,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Income tax expense	$4,689,511	$10,060,115

Interest expense	$-	$234,740

The accompanying footnotes are an integral part of the consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

China North East Petroleum Holdings Limited (“China North East Petroleum”, “North East Petroleum,”, “NEP”, the “Company,” “we,” “our” or “us”) was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation. On May 17, 2004, the Company’s name changed from Draco Holdings Corporation to China North East Petroleum Holdings Limited.

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
STATEMENTS AS OF JUNE 30, 2011
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

On April 21, 2011, the Company completed its acquisition (the “Acquisition”) of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the laws of the PRC in accordance with the Share Transfer Agreement, dated as of January 19, 2011, by and among the Company’s subsidiary, Song Yuan Technical and the shareholders of Shengyuan, and in accordance with the Share Issuance Agreement, dated as of January 19, 2011 by and among the Company, Bellini Holdings Management Ltd., a company organized and existing under the laws of the British Virgin Islands (“Bellini”) and the shareholders of Bellini (collectively the “Shengyuan Agreements”). As a result of the Acquisition, Shengyuan is now a subsidiary of Song Yuan Technical. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia. Pursuant to the terms of the Shengyuan Agreements and the Share Issuance Agreement, the Company, through its subsidiary Yu Qiao, paid the former Shengyuan shareholders cash in the amount of RMB 70,000,000 and the Company issued to Bellini, a company owned by the former Shengyuan shareholders, a total of 5.8 million shares of the Company’s common stock.

North East Petroleum, Song Yuan Technical, LongDe, Yu Qiao, Tiancheng and Shengyuan are hereinafter collectively referred to as (the “Company”).

The Company is a petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Jilin Province and Inner Mongolia of the PRC. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum rights, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Songyuan City region of Jilin Province and Inner Mongolia PRC. Also, the Company is providing contract drilling services through its Tiancheng subsidiary to customers for exploration of crude oil in the PRC.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 include the unaudited financial statements of North East Petroleum and its 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao, Shengyuan and Tiancheng. The noncontrolling interests represent the noncontrolling shareholders’ 10% ownership interest of Song Yuan Technical, and by extension, the subsidiaries of Song Yuan Technical - LongDe, Yu Qiao, Shengyuan and Tiancheng.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized as follows:

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$-	$5,760,842

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company determines the fair value of warrants under the Black-Scholes-Merton option model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 8 for further information.

The carrying values of cash and cash equivalents, accounts receivable, accounts and other payables, tax payables, amounts due to related and unrelated parties approximate their fair values due to the short maturities of these instruments.

Foreign currency translation and other comprehensive income

Except for North East Petroleum, which maintains its accounting records in its functional currency of the United States dollar (“US$”or “$”), all other subsidiaries of the Company maintain their accounting records in their functional currency of the Chinese Renminbi (“RMB”). For subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and statements of cash flows are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $10,532,125 and $7,618,515 as of June 30, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at June 30, 2011, were translated at 6.4630 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the six months ended June 30, 2011 and 2010 were 6.5316 RMB to $1.00 USD and 6.8347 RMB to $1.00 USD, respectively.

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

The Company’s cash equivalents are exposed to credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2011 and December 31, 2010, the Company had deposits exposed to credit risk totaling $80,319,226 and $60,874,007, respectively. The Company has not experienced any losses in such accounts and believes that the risk of loss for cash held in bank is remote.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue recognition

Our oil production business records revenue from the sales of oil when delivery to customer has occurred and title has transferred.

Pursuant to oil lease agreements entered into in 2002 and 2003 by Yu Qiao and Long De with PetroChina, each with twenty year terms, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years.  The Company receives payments for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point and time).  The Company only records revenue for the production that the Company is entitled to.

Pursuant to an oil lease agreement entered into by Shengyuan on January 28, 2010 with twenty five year terms, Shengyuan is entitled to 75% of its oil production. Shengyuan receives payment for the net physical volume of oil delivered. Shengyuan only records revenue for the production that Shengyuan is entitled to.

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

Accounts receivable and allowance for doubtful accounts

The Company bills PetroChina on a monthly basis, at month-end, for the oil that was delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month for crude oil sales.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are paid to the Company with the normal monthly payment for the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as lesser amounts due from the two preceding months equal to the amount of oil surcharge tax payable by us. We did not have any accounts receivable arising from sales of crude oil by Shengyuan as of June 30, 2011, since Shengyuan had no oil sales in the six months ended June 30, 2011.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts (continued)

Accounts receivable is stated at cost. The Company provides for doubtful accounts for trade accounts that are overdue more than twelve months. There were no allowances for doubtful accounts as of June 30, 2011 and December 31, 2010.

Major customers

Our oil production business, currently, has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, PRC. Pursuant to our lease agreements with PetroChina, we are unable to sell our oil production to any other customer.

Our oilfield drilling business has one primary customer (PetroChina) but also serves other independent oil production companies located in Jilin and Heilongjiang provinces in the PRC.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist of plant and equipment, including its oil properties.

There were no impairment of oil properties for the three and six months ended June 30, 2011 and 2010, respectively.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil properties (continued)

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the estimated future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to profit or loss as an expense reflected in additional accumulated depreciation, depletion and amortization. This is called a “ceiling limitation write-down.” No impairment loss was recognized for the three and six months ended June 30, 2011 and 2010. Gain or loss is not recognized on the sale of oil properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil reserves attributable to a cost center. As of June 30, 2011 and December 31, 2010, the cost of oil properties – proved amounted to $149,442,193 and $104,063,299, respectively. The cost of oil properties – unproved amounted to $8,220,177 and nil as of June 30, 2011 and December 31, 2011, respectively.

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves. Accumulated depreciation, depletion and amortization were $66,474,598 and $62,171,011 as of June 30, 2011 and December 31, 2010, respectively.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of June 30, 2011 and December 31, 2010, the Company’s deferred tax assets amounted to $5,263,302 and $5,975,231, respectively. As of June 30, 2011 and December 31, 2010, the deferred tax liabilities amounted to $12,698,645 and nil, respectively.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 2.--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Value added tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese VAT at a rate of 17% on the gross sales price, except for Shengyuan, which the VAT rate is 3%. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production (“Input Tax”), except for Shengyuan, which such Input Tax offsetting is not allowed. The Company records its net VAT payable or VAT recoverable balance in the financial statements.

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

Business combinations and goodwill

The company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are recorded at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the condensed consolidated financial statements from the acquisition date.

Segments

The Company operates in two segments: oil production and oilfield services (well drilling). Segment disclosure is presented in Note 10, “Segments.”

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
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

Asset retirement obligation

ASC 410-20 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted in each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the unit-of-production method. Pursuant to our Oil Lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations for oil lease with PetroChina, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the lease properties, including all wells, facilities and equipment. With respect to Shengyuan’s obligations under its oil exploration agreement, as of June 30, 2011, Shengyuan only had three exploratory wells and management estimates the related assets retirement obligation be minimal; hence, no asset retirement liability had been accrued.

Recent accounting pronouncements

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact in the condensed consolidated financial statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes are not expected to have a material impact in the condensed consolidated financial statements.

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 3.—BUSINESS COMBINATION

In order to expand the Company’s oil extraction business, on January 19, 2011, the Company’s subsidiary Song Yuan Technical entered into a Share Transfer Agreement (the ‘Agreement”) with the stockholders (‘Selling Stockholders’) of Shengyuan, a company organized and operating under the laws of the PRC. Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Shengyuan at a cash consideration of RMB 70 million (US$10,255,058) and the Company will issue to Bellini, a company owned by the former Shengyuan shareholders, a total of 5.8 million shares of the Company’s common stock (the “Purchase Price”) for 100% of the equity in Shengyuan held by the Selling Stockholders.

On April 21, 2011, the Company completed its acquisition of Shengyuan (the “Acquisition”). As a result of the acquisition, Shengyuan became a subsidiary and the shareholders of Shengyuan received consideration comprising 1) RMB70,000,000 (approximately $10,255,058) and 2) an aggregate of 5,800,000 shares of NEP’s common stock. In addition, upon the completion of the Acquisition a former shareholder of Shengyuan waived all rights to repayment of $10,987,729 due to such shareholder by Shengyuan. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia, PRC.

The Acquisition has been accounted for as a business combination under ASC 805. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the fair value of noncontrolling interest, and the amount of goodwill to be recognized as of the Acquisition date. As the values of certain assets, liabilities and noncontrolling interest are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the Acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired, liabilities or noncontrolling interest assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income approach. The fair value measurements were primarily based on significant inputs that are not observable in the market. The income approach was primarily used to value the oil properties. The income approach indicates value for a subject asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money.

The following table summarizes the consideration paid to Shengyuan’s original shareholders and the preliminary allocation to the assets acquired, including cash acquired and liabilities assumed as of the close of the Acquisition, as well as the fair value at the Acquisition date of Shengyuan’s noncontrolling interest:

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 3.—BUSINESS COMBINATION (continued)

	As of	Fair value	As of
	April 21, 2011	adjustments	April 21, 2011
Cash consideration	$10,255,058	$-	$10,255,058
Acquisition shares	24,360,000	-	24,360,000
	$34,615,058	$-	$34,615,058
Assets acquired
Cash and cash equivalents	$782	$-	$782
Goodwill	-	181,994	181,994
Oil properties	11,593,808	39,433,658	51,027,466
Fixed assets	22,584	-	22,584
Total assets acquired	11,617,174	39,615,652	51,232,826

Liabilities assumed
Other payables and accrued expenses	93,698	-	93,698
Amount due to a stockholder	10,938,647	(10,938,647)	-
Deferred tax liabilities	105,097	12,593,077	12,698,174
	11,137,442	1,654,430	12,791,872

Net assets acquired	479,732	37,961,222	38,440,954
Non-controlling interest	(47,973)	(3,777,923)	(3,825,896)
	$431,759	$34,183,299	$34,615,058

An analysis of net cash outflow for Acquisition is as follows:-

Cash consideration paid	$10,255,058
Less: cash and cash equivalents acquired	(782)

$10,254,276

The Acquisition was accounted for as a purchase under ASC 805-Business Combinations. Accordingly, the operating results of Shengyuan have been included in the consolidated statements of operations and comprehensive income after the effective date of the Acquisition of April 21, 2011. The following table reflects the pro forma combined results of operations for the three and six months ended June 30, 2011 and 2010, assuming the Acquisition had occurred and was completed at the beginning 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$24,286,455	$27,707,185	$46,036,990	$56,635,478
Net income attributable to NEP common stockholders	$12,977,305	$24,970,024	$24,258,540	$46,695,250

Net income per share
- basic	$0.38	$0.85	$0.78	$1.60
- diluted	$0.36	$0.80	$0.74	$1.49

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 4.--NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator
Net income attributable to NEP common stockholders
used in computing basis net income per share	$12,984	$24,987	$24,265	$46,732
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$12,984	$24,987	$24,265	$46,732

Denominator:
Shares used in the computation of basic net income per share
(weighted average common stock outstanding)	34,158	29,501	31,058	29,196
Dilutive potential common stock:
Options and warrants	1,375	1,657	1,607	2,203
Shares used in the computation of diluted net income per share	35,533	31,158	32,665	31,399
Basic net income per share	$0.38	$0.85	$0.78	$1.60
Diluted net income per share	$0.37	$0.80	$0.74	$1.49

For the six months ended June 30, 2011, 180,000 options and 2,650,000 warrants were included in the calculation under the treasury stock method as they were dilutive. For the three months ended June 30, 2011, 140,000 options and 2,650,000 warrants were included in the calculation under the treasury stock method as they were dilutive.

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

NOTE 5.--COMMITMENTS AND CONTINGENCIES

(A) Employee benefits

The full time employees of LongDe, Yu Qiao, Tiancheng and Shengyuan are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company did not accrue any liabilities for compensated absences earned for the six months ended June 30, 2011 and 2010, respectively, because the amount cannot be reasonably estimated.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 5.--COMMITMENTS AND CONTINGENCIES (continued)

(B) Operating lease commitments

The Company leases office space from a stockholder, as well as land and office space from third parties under four operating leases which expire on September 20, 2023, January 20, 2015, February 1, 2012 and November 1, 2013, respectively.

As of June 30, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Period/year ending December 31,
2011	$24,670
2012	48,649
2013	43,696
2014	14,708
2015	7,449
Thereafter	1,465
Total	$140,637

 (C) Capital commitments

Pursuant to the oil exploration agreement between Shengyuan and Sunite Right Banner Jianyuan Mining Co., Ltd. (“Jianyuan”) for its Durimu oil field in the Inner Mongolia Province of the PRC. Under the agreement the Company is required to make minimum yearly investments in oil resources exploration of $1,547,269 (RMB10,000,000) through 2035. As of June 30, 2011, the Company had outstanding commitments under the oil exploration agreementas follows:

Period/year ending December 31,
2011	$1,547,269
2012	1,547,269
2013	1,547,269
2014	1,547,269
2015	1,547,269
Thereafter	29,398,112
Total	$37,134,457

Additionally, under the oil exploration agreement with Jianyuan, the Company is required to make specified minimum annual royalty payments of $54,043 (RMB349,280). As of June 30, 2011, Shengyuan had outstanding royalty commitments under this agreement as follows:

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 5.--COMMITMENTS AND CONTINGENCIES (continued)

 (C) Capital commitments (continued)

Period/year ending December 31,
2011	$-
2012	54,043
2013	54,043
2014	54,043
2015	54,043
Thereafter	1,026,817
Total	$1,242,989

Commitments for capital expenditures were approximately $38,377,446 as of June 30, 2011 related to oil field development and future work commitments in the Durimu oil field.

As of June 30, 2011, the Company has capital commitments in respect of capital injection to a PRC subsidiary of $13.6 million by February 2012.

(D) Legal proceedings

The Company is involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York. In addition to the Company, these actions include as defendants certain of its officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on alleged breach of duty.

The six actions are: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11. 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (MGC), filed July 19, 2010: (5) Drobner v. Hongjun, et al., 10 CV 6193 (MGC), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., CV 6344 (MGC), filed August 24. 2010

The three securities class actions were consolidated as In re China North East Petroleum Holdings Limited Securities Litigation 10 CV 4577 (MGC). Plaintiffs fled a consolidated class action complaint on January 14, 2011 adding several new defendants, including former officers and directors of the Company. On March 22, 2011, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss. Other defendants filed motions to dismissal as well. The Court heard oral argument on the motions to dismiss on May 12, 2011 and, at that time, requested supplemental briefing, which the parties have provided to the Court. The motions to dismiss await further action from the Court.

Plaintiffs in the three shareholder derivatives filed an amended complaint on February 22, 2011. On April 2011, the Company and defendant Robert Bruce, the only defendants served in the action, filed motions to dismiss. After oral argument, the Court ordered dismissal of the consolidated actions and the Clerk entered judgment dismissing the action on May 27, 2011. Plaintiffs thereafter fled a motion to alter the judgment on June 1, 2011 in an attempt to re-open the action. The Court denied this motion too, on July, 8, 2011, without oral argument. On August 5, 2011, Plaintiffs in each of the three shareholder derivative actions filed notices of appeal. No further activity has occurred in connection with these purported appeals.

NOTE 6.--REGISTRATION PAYMENT ARRANGEMENTS

In conjunction with the March 5, 2009 modification of a Company’s secured debenture issued on February 28, 2008 and the original issuance of the secured debenture, the Company entered into two Registration Rights Agreements which covered stock issuable upon the exercise of warrants issued in connection with both the modification and the issuance of the secured debenture. These Registration Rights Agreements provided for financial penalties in certain circumstances, including  (i) if the registration statement covering the shares of common stock underlying the Original Warrants was not declared effective within 180 days of the date of the Registration Rights Agreement or (ii) after effectiveness, the registration statement ceased to remain continuously effective for more than 10 consecutive calendar days or more than 30 calendar days in any 30 calendar day period. The financial penalty equaled 1% of the aggregate purchase price paid for the Original Warrants subject to the registration rights up to a maximum of 10% of the principal amount of the debenture.

On March 12, 2011, the Company entered into an agreement with the investor (“Harmony Agreement”) pursuant to which, the investor agreed to waive all penalties incurred under the Registration Rights Agreement in the amount of $1,163,333 and to relieve the Company from any further obligations to register securities on behalf of the investor. In consideration for the waiver, the Company agreed to lower the exercise price of two tranches of warrants (totaling 500,000 warrants) issued to the investor in 2009 from $2.00 and $2.35, respectively to $0.01 and 100,000 warrants issued in 2008 from $2.35 to $0.01 (collectively referred as the “Lotusbox Warrants”). The investor was also granted the right to cashless exercise the Lotusbox Warrants. As a result of signing the Harmony Agreement, the Investor and the Company mutually released each other from all claims and liabilities, known or unknown, either may have against the other based on or arising under the Note Redemption and Termination Agreement dated January 11, 2010 and the two related warrant agreements dated March 28, 2010, including but without limitation with respect to any penalties for alleged failure to register securities on behalf of the investor.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 7.--STOCK-BASED COMPENSATION

Stock options

During 2010, the Company granted its employees 80,000 common stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”). As of June 30, 2011, stock options granted under the 2006 Plan to purchase 570,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. With respect to 260,000 of the outstanding stock options, 25%  vest upon grant and 25% vest every three months thereafter, and these stock options with an expiration date of ten years after the grant date if unexercised at that time. With respect to 310,000 of the outstanding stock options, 50% vest upon grant and 50% vest on the first anniversary of the grant date, with an expiration date of ten years after the grand date if unexercised at that time.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock, stock grants).  As of June 30, 2011, the Company had 140,000 remaining share equivalents available for grant under the 2006 Plan.  The Company settles employee stock option exercises with newly issued common stock.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	239%-316%	-%	1.47%-3.42%	$2.94-$5.50
-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.
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

As of June 30, 2011, the total unamortized compensation expense related to stock based compensation was $1,459,298 and will be amortized over the next three years.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2010	180,000	$4.32
Granted	80,000	3.30
Forfeited	-	-
Exercised	-	-
Balance, June 30, 2011	260,000	$4.01
Exercisable as of June 30, 2011	100,000	$3.38

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 7.--STOCK-BASED COMPENSATION (continued)

The following is a summary of the status of options outstanding as of June 30, 2011:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Exercisable Options Number
$4.05	40,000	6.92 years	40,000
$2.94	60,000	7.92 years	60,000
$5.50	80,000	8.98 years	-
$3.38	60,000	9.92 years	-
$3.07	20,000	10.00 years	-
	260,000		100,000

NOTE 8.--STOCKHOLDERS’ EQUITY

Warrants

The Company’s outstanding warrants as of June 30, 2011 are as follows:

	Date of issue	Expiration date	Exercise price	Outstanding Warrants
Warrant 1	February 28, 2008	February 28, 2013	$2.35	2,000,000
Warrant 2	April 29, 2009	April 29, 2013	$2.65	50,000
Warrant 3	September 15, 2009	March 15, 2012	$6.00	778,261
Warrant 4	September 10, 2009	September 10, 2014	$6.00	80,000
Warrant 5	December 11, 2009	September 9, 2014	$8.10	58,910
Warrant 6	December 17, 2009	June 17, 2012	$8.10	392,728
Warrant 7	February 28, 2008	February 28, 2013	$0.01	100,000
Warrant 8	March 5, 2009	March 5, 2013	$0.01	500,000
Total:				3,959,899

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expired. The fair values of these warrants were $12,793,182 as of December 31, 2010 and $5,760,842 as of June 30, 2011. As of June 30, 2011, included in the warrant liabilities, was an accrued penalty to an investor as a result of the Company's failure to file a registration statement in the amount of $1,163,333 which was resolved on March 12, 2011 (See Note 6). For the three and six months ended June 30, 2011 and 2010, the Company recorded a gain of $3,821,730, $14,598,248, $8,195,673 and $25,439,166 respectively, in changes in the fair value of the warrants in profit or loss.

The Company estimates the fair value of these warrants using the Black-Scholes-Merton option model and the following assumptions:

June 30, 2011
Market price and estimated fair value of common stock:	$3.25
Exercise price:	$0.01 - $8.10
Remaining contractual life (years):	0.71 – 3.2
Dividend yield:	–
Expected volatility:	47.07%-137.67%
Risk-free interest rate:	0.19%-0.81%

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 9.--RELATED PARTY TRANSACTIONS

a)	As of June 30, 2011 and December 31, 2010, the Company owed a related party $15,473 and $15,124, respectively, which obligations are unsecured, interest-free payable on demand.
b)	As of June 30, 2011 and December 31, 2010, the Company owed a stockholder $3,139,472 and $2,662,035, respectively, which obligations are unsecured, interest-free and payable on demand.
c)	The Company paid a stockholder $3,501, $3,512, $7,002 and $7,023 for leased office space for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 10.--SEGMENTS

The Company follows ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2011 and 2010:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Crude oil	$19,279	$15,390	$34,140	$32,037
Contract drilling	5,007	12,317	11,897	24,598
Total revenue	$24,286	$27,707	$46,037	$56,635

Gross profit:
Crude oil	$12,069	$9,880	$20,163	$21,199
Contract drilling	3,067	6,983	6,718	14,267
Total gross profit	$15,136	$16,863	$26,881	$35,466

Income from operations:
Crude oil	$11,291	$8,934	$18,094	$18,678
Contract drilling	2,994	6,872	6,563	14,036
Total income from operations	14,285	15,806	24,657	32,714
Corporate and other	3,879	14,593	8,318	25,396
Net income before income taxes	$18,164	$30,399	$32,975	$58,110

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

2011 Overview

During the first six months of 2011, we completed the acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the PRC.  Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The Company’s crude oil production in the first six months of 2011 was 324,488 barrels.  The Company’s crude oil production for the quarter ended June 30, 2011 decreased slightly to 161,498 barrels from 162,990 barrels in the first quarter of 2011. The number of wells in production during the first six months of 2011 remained the same at 295 wells as of June 30, 2011 and March 31, 2011.

The Company’s drilling activity improved by 34% in the second quarter compared to the first quarter of 2011 driven by increased drilling activity by PetroChina Jilin as well as a return to a more consistent work schedule by our drilling crew.   In the June 30, 2011 quarter, the Company’s drilling subsidiary, Tiancheng, completed drilling contracts for 40 wells with a total drilling depth of 60,817 meters compared to 26 wells drilled with a total drilling depth of 45,327 meters in the March 31, 2011 quarter.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2011 and 2010. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Production and Cost Information

Production volumes, average prices received and cost per barrel equivalent for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,
Qian’an 112 Oilfield	2011	2010
Oil Production (Bbl)	158,753	195,369
Average Sale Price ($/Bbl)	$119	$77
Hetingbao 301 Oilfield
Oil Production (Bbl)	1,908	1,493
Average Sale Price ($/Bbl)	$119	$77
Daan 34 Oilfield
Oil Production (Bbl)	76	272
Average Sale Price ($/Bbl)	$119	$77
Gudian 31 Oilfield
Oil Production (Bbl)	761	1,641
Average Sale Price ($/Bbl)	$119	$77

The following table shows the oil segment and drilling segment revenues and expenses for the above mentioned oil properties for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010

REVENUE
Sales of crude oil	$19,279,416	$15,390,494
Drilling revenue	5,007,039	12,316,691
Total Revenue	24,286,455	27,707,185

COST OF REVENUE
Crude oil extraction costs	1,285,704	872,747
Drilling costs	1,424,975	4,849,429
Depreciation, depletion and amortization of oil properties	1,326,111	2,131,933
Depreciation of drilling equipment	506,720	477,619
Amortization of land use rights	8,289	4,891
Government oil surcharge	4,598,445	2,507,920
Total Cost of Revenue	9,150,244	10,844,539

GROSS PROFIT	15,136,211	16,862,646

OPERATING EXPENSES
Selling, general and administrative expenses	432,922	843,129
Professional fees	336,396	117,678
Depreciation of fixed assets	82,306	96,042
Total Operating Expenses	851,624	1,056,849

INCOME FROM OPERATIONS	14,284,587	15,805,797

OTHER INCOME (EXPENSE)
Other income	88	10,811
Other expense	(1,864)	(38,201)
Interest expense	-	(1,162)
Interest income	59,650	23,458
Change in fair value of warrants	3,821,730	14,598,248
Total Other Income, net	3,879,604	14,593,154

NET INCOME BEFORE INCOME TAXES	18,164,191	30,398,951
Income tax expense	(4,110,791)	(4,175,031)
NET INCOME	14,053,400	26,223,920
Less: net income attributable to noncontrolling interest	(1,069,467)	(1,236,828)
NET INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	12,983,933	24,987,092

(Note: 1 Ton = 7.315 Bbls, Exchange rate 1 USD = 6.5832 RMB for 3 months moving average in 2011)

Revenues. Total revenue for the Current Quarter were $24,286,455 compared to $27,707,185 for the Comparable Quarter, a decrease of $3,420,730, or 12%. This decrease was mainly due to a decrease in revenue from our drilling services segment in the Current Quarter.

Crude oil production for the Current Quarter was 161,498 barrels compared to 198,775 barrels for the Comparable Quarter, a decrease of 19% although revenue from the sale of crude oil increased by 25% to $19,279,416 in the Current Quarter, compared to $15,390,494 in the Comparable Quarter. The decrease in oil production was mainly due to: (i) the fact that no additional wells were drilled in our Jilin field in the Current Quarter, (ii) the natural depletion of each well in production, and (iii)  a certain number of wells were taken off-line on a short term basis to conduct fracture work. The increase in revenues was primarily a result of a 49% increase in oil prices. The average oil price received during the three months ended June 30, 2011 increased to $119 per Bbl compared to $77 per Bbl for the prior year period.

The number of wells drilled and the total drilling depth achieved by our Tiancheng drilling subsidiary for the Current Quarter increased by 54% and 34% to 40 wells with a total drilling depth of 60,817 meters compared to 26 wells and 45,327 meters, respectively. Drilling revenue in the Current Quarter was $5,007,039, a 59% decrease compared to $12,316,691 in the Comparable Quarter. The decline in revenue from our contract drilling segment was primarily due to PetroChina’s decision implemented in the Current Quarter to supply the drilling materials instead of purchasing the materials from us, which resulted in reduced overall contract prices received from PetroChina.  In addition, two of our drilling rigs were transported a substantial distance during the quarter which reduced the overall utilization rate of our rigs thereby reducing the number of wells drilled and the overall drilling depth.

Cost of revenue.  Cost of revenue decreased by 16%, from $10,844,539 for the three months ended June 30, 2010 to $9,150,244 for the three months ended June 30, 2011. The decrease in cost of revenue resulted primarily from a reduction in drilling costs from $4,849,429 in the Comparable Quarter to $1,424,975 in the Current Quarter as a result of PetroChina’s decision to supply the drilling materials instead of purchasing them from us, offset by both increased oil extraction costs and government oil surcharge, mainly due to the increased consumer price index (“CPI”). For the Current Quarter, the Company paid an oil surcharge of $4,598,445 to the PRC government as compared to $2,507,920 paid for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China Spot oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+$0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).  The average oil price received during the three months ended June 30, 2011 increased to $119 per Bbl compared to $77 per Bbl for the prior year period.

Operating Expenses. Operating expenses totaled $851,624 for the Current Quarter, compared to $1,056,849 for the Comparable Quarter, a decrease of 19%. The decrease was primarily due to the decrease in revenues.

Other Income. Total other income for the Current Quarter decreased by 73% to $3,879,604 compared to total other income of $14,593,154 for the Comparable Quarter. This decrease was primarily the result of a change in the fair value of warrants as a result of a decrease in our stock price. The fair value change of warrants decreased to $3,821,730 in the Current Quarter from $14,598,248 in the Comparable Quarter.

Net Income. Net income for the Current Quarter was $14,053,400 compared to $26,223,920 in the Comparable Quarter. The decrease is primarily the result of a decrease in other income of $10,713,550 as a result of a change in the fair value of warrants.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Production and Cost Information

Production volumes, average prices received and cost per barrel equivalent for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
Qian’an 112 Oilfield	2011	2010
Oil Production (Bbl)	318,952	417,950
Average Sale Price ($/Bbl)	$107	$75
Hetingbao 301 Oilfield
Oil Production (Bbl)	3,663	3,767
Average Sale Price ($/Bbl)	$107	$75
Daan 34 Oilfield
Oil Production (Bbl)	76	1,494
Average Sale Price ($/Bbl)	$107	$75
Gudian 31 Oilfield
Oil Production (Bbl)	1,797	3,191
Average Sale Price ($/Bbl)	$107	$75

The following table shows the oil segment and drilling segment revenues and expenses for the above mentioned oil properties for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010

REVENUE
Sales of crude oil	$34,140,453	$32,036,989
Drilling revenue	11,896,537	24,598,489
Total Revenue	46,036,990	56,635,478

COST OF REVENUE
Crude oil extraction costs	3,510,493	2,091,990
Drilling costs	4,162,146	9,360,718
Depreciation, depletion and amortization of oil properties	2,808,705	3,743,038
Depreciation of drilling equipment	999,385	955,058
Amortization of land use rights	16,478	15,747
Government oil surcharge	7,658,344	5,002,638
Total Cost of Revenue	19,155,551	21,169,189

GROSS PROFIT	26,881,439	35,466,289

OPERATING EXPENSES
Selling, general and administrative expenses	1,179,233	2,368,155
Professional fees	883,896	192,734
Depreciation of fixed assets	161,327	191,422
Total Operating Expenses	2,224,456	2,752,311

INCOME FROM OPERATIONS	24,656,983	32,713,978

OTHER INCOME (EXPENSE)
Other income	14,487	10,811
Other expense	(5,080)	(76,173)
Interest expense	-	(24,734)
Interest income	113,354	46,620
Change in fair value of warrants	8,195,673	25,439,166
Total Other Income, net	8,318,434	25,395,690

NET INCOME BEFORE INCOME TAXES	32,975,417	58,109,668
Income tax expense	(6,773,563)	(8,775,101)
NET INCOME	26,201,854	49,334,567
Less: net income attributable to noncontrolling interest	(1,936,878)	(2,602,090)
NET INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	24,264,976	46,732,477

Revenues. Total revenues for the six months ended June 30, 2011 (the “Current Period”) were $46,036,990 compared to $56,635,478 for the six months ended June 30, 2010 (the “Prior Period”), a decrease of $10,598,488, or 19%. This decrease was mainly due to a decrease in revenue from our drilling services segment.

Crude oil production for the Current Period was 324,488 barrels compared to 426,402 barrels for the Prior Period, a decrease of 24% although revenues from the sale of crude oil increased by 7% to $34,140,453 in the Current Period, compared to $32,036,989 in the Comparable Period. The decrease in oil production was mainly due to: (i) the fact that no additional wells were drilled in our Jilin field in the Current Period, (ii) the natural depletion of each well in production, and (iii)  a certain number of wells were taken off-line on a short term basis to conduct fracture work. The increase in revenues was primarily a result of a 43% increase in oil prices. The average oil price received during the six months ended June 30, 2011 increased to $107 per Bbl compared to $75 per Bbl for the Prior Period.

The number of wells drilled and the total drilling depth achieved by our Tiancheng drilling subsidiary for the Current Period declined by 41% and 39% to 66 wells with a total drilling depth of 106,144 meters compared to 111 wells and 173,237 meters, respectively in the Prior Period. Drilling revenue in the Current Period was $11,896,537, a 52% decrease compared to $24,598,489 in the Prior Period. The decline in revenue from our contract drilling segment was due to decreased drilling activity in January and February as a result of extended vacations granted to the drilling crews over the Chinese New Year holidays and lower utilization of our drilling rigs later in the Current Period.  In addition, PetroChina’s decision to supply the drilling materials instead of purchasing the materials from us, resulted in reduced overall contract prices received from PetroChina.

Cost of revenue.  Cost of revenue decreased slightly by 10%, to $19,155,551 for the Current Period from $21,169,189 for the Prior Period. The decrease in cost of revenue resulted primarily from a reduction in drilling costs from $9,360,718 in the Comparable Period to $4,162,146 in the Current Period, as a result of PetroChina’s decision to supply the drilling materials instead of purchasing them from us offset by both increased oil extraction costs and government oil surcharge respectively. For the Current Period, the Company paid an oil surcharge of $7,658,344 to the PRC government compared to $5,002,638 paid for the Prior Period.

Operating Expenses. Operating expenses totaled $2,224,456 for the Current Period, compared to $2,752,311 for the Prior Period, a decrease of 19%. The decrease was primarily due to the decrease in revenues.

Other Income. Total other income for the Current Period decreased by 67% to $8,318,434 compared to total other income of $25,395,690 for the Comparable Period. This decrease was primarily the result of a change in the fair value of warrants as a result of a decrease in our stock price. The change in fair value of warrants decreased to $8,195,673 in the Current Period from $25,439,166 in the Prior Period.

Net Income. Net income for the Current Period was $26,201,854 compared to $49,334,567 in the Prior Period. The decrease is primarily the result of a decrease in other income of $17,077,256 as a result of a change in the fair value of warrants.

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

We believe that our net cash from operating activities will provide us with sufficient funds to fund our planned operating expenses and capital development activities described herein through the end of 2011. Significant changes in operating cash flow, drilling and completion costs, or capital development decisions could impact remaining liquidity.

During the six months ended June 30, 2011 (“Current Period”), we had net income of $26,201,854, net cash provided by operating activities of $27,587,176, net cash used in investing activities of $10,467,555, and net cash provided by financing activities of $687,437. Of the net cash used in investing activities, the Company used $10,254,276 in cash to acquire Shengyuan, a company organized and operating under the laws of the PRC with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

As of June 30, 2011, we had $80,352,755 in cash and cash equivalents, an increase of 76% from $45,666,012 as of June 30, 2010. Outstanding debt obligations were comprised loans from shareholders Mr. Ai Changshan, Mr. Sun Longhan and Mr. Wang Hongjun as of June 30, 2011 totalling $4,664,945.

Net cash provided by operating activities was $27,587,176 for the Current Period compared to $20,083,778 for the Prior Period. The increase in net cash provided by operating activities was the result of a number of changes in our operating accounts.

Net cash used in investing activities was $10,467,555 compared to $403,335 in the Prior Period as a result of the acquisition of Shengyuan in April 2011.

Net cash provided by financing activities was $687,437 in the Current Period compared to cash used in financing activities of $3,244,663 for the Prior Period primarily due to the repayment of a secured debenture in the amount of $10,500,000 in the Prior Period.

Changes in Capital Commitments

On April 21, 2011, the Company completed its acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”). Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia, PRC pursuant to an oil exploration agreement between Shengyuan and Sunite Right Banner Jianyuan Mining Co., Ltd. (“Jianyuan”). The oil exploration agreement requires minimum yearly investments in oil resources exploration of $1,547,269 (RMB10,000,000) through 2035. As of June 30, 2011, Shengyuan’s total outstanding commitment for capital expenditures under this agreement for oil field exploration and development in the Durimu field through 2035 was $37,134,857.

Additionally, under the oil exploration agreement the Company is required to make specified minimum annual royalty payments of $54,043 (RMB349,280). As of June 30, 2011, Shengyuan had total outstanding minimum royalty payment commitments under this agreement of $1,242,989.

The organizational documents of the Company’s PRC subsidiary Songyuan North East Petroleum Technical Services Co. Ltd. (“Songyuan Technical”) as filed with the provincial government of Jilin Province, includes a registered capital commitment of $13.6 million.  Under the rules and regulations of the PRC, the Company is required to make this capital commitment by February 2012.  The Company, however, can amend its organizational documents to reduce the amount of the registered capital commitment or obtain an extension of time in which to pay the registered capital commitment.

The Company currently intends to meet the foregoing capital commitments with cash from operations, although the Company may seek to raise the required funds through the issuance of equity or debt.

In addition, the Company is continually evaluating opportunities to expand its oil production business and grow the Company’s operations. The Company may require additional resources to fully implement the Company’s business plan and growth strategy.  Our ability to obtain additional capital to achieve certain of these expansion goals will depend on market conditions, national and global economies and other factors beyond its control.  We cannot assure you that the Company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which could be substantial given the Company’s business and development goals. However, the Company anticipates that cash flows from operations will be sufficient to fund continued development at the four oil fields it currently operates and to fund continued operations at its oil well drilling and servicing subsidiary.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas. As of June 30, 2011, we have drilled 295 wells out of the 675 wells that we believe can be drilled in our four oilfields. We anticipate that we will continue to drill new wells and increase production in these areas.

In addition, on April 21, 2011, the Company completed its acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”). Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia, PRC.   Currently, the Company is in the process of surveying and seismic testing in the Durimu oilfield.  The Company's in-house engineering team will then work with the geological consulting firm to develop a preliminary production plan. The Company expects initial test drilling to commence in the fourth quarter.  Once test drilling commences, we expect to divert a portion of our drilling resources to the Durimu oilfield. The Company believes, however, that its activities in the Durimu oilfield will not affect current production levels and operating cash flow from the Company's four existing Jilin oilfields.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese and Inner Mongolia oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year. We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax. When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax. In the Current Quarter, the approximate amount of oil surcharge tax we paid was $4,598,455, as compared to $2,507,920 in the Comparable Quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact in the condensed consolidated financial statements.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes are not expected to have a material impact in the condensed consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

To date, we have not entered into any hedging activities or purchased any derivative financial instruments.  All of our outstanding debt is interest-free and payable on demand. As a result, we are not subject to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, in the U.S. District Court for the Southern District of New York.  In addition to the Company, these actions include as defendants certain of its officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on alleged breach of duty.

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

The three securities class actions were consolidated as In re China North East Petroleum Holdings Limited Securities Litigation, 10 CV 4577 (MGC).  Plaintiffs filed a consolidated class action complaint on January 14, 2011 adding several new defendants, including former officers and directors of the Company.  On March 22, 2011, the Company, on behalf of itself and the Individual Defendants, filed a motion to dismiss.  Other defendants filed motions to dismissal as well.  The Court heard oral argument on the motions to dismiss on May 12, 2011 and, at that time, requested supplemental briefing, which the parties have provided to the Court.  The motions to dismiss await further action from the Court.

Plaintiffs in the three shareholder derivatives filed an amended complaint on February 22, 2011.  On April 20, 2011, the Company and defendant Robert Bruce, the only defendants served in the action, filed motions to dismiss.  After oral argument, the Court ordered dismissal of the consolidated actions and the Clerk entered judgment dismissing the action on May 27, 2011.  Plaintiffs thereafter filed a motion to alter the judgment on June 1, 2011 in an attempt to re-open the action.  The Court denied this motion too, on July 8, 2011, without oral argument.  On August 5, 2011, Plaintiffs in each of the three shareholder derivative actions filed notices of appeal.  No further activity has occurred in connection with these purported appeals.

ITEM 1A.  RISK FACTORS

We may suffer an adverse impact on our reputation and share value as a result of our relationship with the PetroChina Group or its affiliates.

China National Petroleum Corporation (CNPC), the parent company of the PetroChina Group, has operations in various countries subject to U.S. export or asset controls. We sell all of our crude oil production to the Jilin Refinery of the PetroChina Group. We are aware of certain organizational and investor efforts to persuade PetroChina, the reporting subsidiary of CNPC in the United States, to end its business contacts, direct or indirect, with certain countries, including Cuba, Iran and Sudan, and that investors have divested PetroChina’s securities because of such ties. Iran and Sudan have been designated by the U.S. as state sponsors of terrorism. To date, we have detected no adverse investor sentiment regarding our contractual relationship with PetroChina, no reluctance to invest because of such relationship and no desire or intent to divest our securities because of such relationship. Nevertheless, in light of the aforementioned organizational and investor efforts regarding PetroChina, we may suffer an adverse impact on our reputation and share value as a result of our relationship with PetroChina.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1
Oil Resource Exploration and Development Contract, Jianyuan Contract between, Sunite Right Banner Jianyuan Mining Co. Ltd. and Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd, dated January 28, 2010.*

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

Date: August 10, 2011	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
Principal Executive Officer

Dated: August 10, 2011	By:	/s/ Shaohui Chen
Shaohui Chen
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer