Form 10-Q/A
period 2011-06-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-09-09
CIK 787251

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

Explanatory Note

The purpose of this Amendment No. 1 to China North East Petroleum Holdings Inc. Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 10, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1**
Oil Resource Exploration and Development Contract, Jianyuan Contract between, Sunite Right Banner Jianyuan Mining Co. Ltd. and Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd, dated January 28, 2010.*

31.1**
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

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
**Previously filed
*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

Date: September 9, 2011	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
Principal Executive Officer

Dated: September 9, 2011	By:	/s/ Shaohui Chen
Shaohui Chen
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer