Form 10-K/A
period 2010-12-31
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-10-03
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated by Reference

None

Explanatory Note

We are filing this amendment to our Annual Report on Form 10-K to respond to SEC Comments dated June 30, 2011.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment continues to speak as of March 16, 2011 (the date the original Form 10-K was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-K and our other reports filed with the SEC subsequent to the filing of our original Form 10-K, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

The following flow chart illustrates our company’s organizational structure:

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

Proposed Acquisition of Sunite Right Banner

On January 19, 2011, the Company through its subsidiary, Song Yuan Technical, entered into a Share Transfer Agreement with the shareholders of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd. to acquire 100% of the equity interests in Shengyuan. Shengyuan, a limited liability company incorporated in Sunite Right Banner, Inner Mongolia in the People’s Republic of China with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The total purchase price for Shengyuan is valued at approximately $43.4 million consisting of RMB 70 million (approximately US$10.6 million) in cash and 5,800,000 shares of the Company’s common stock.

The Durimu oilfield belongs to Yanchang Petroleum Group ("Yanchang"), the fourth largest and qualified state owned organization (SOE) for oil and gas exploration in China.  Shengyuan is qualified by Yanchang to manage the oil exploration and production activities in the Durimu oilfield.  In 2010, Shengyuan signed a 25 year exclusive exploration agreement with Sunite Right Banner Jiangyuan Mining Co. Ltd. ("Jiangyuan"), a state-owned enterprise of the local government to drill in the Durimu oilfield in Inner Mongolia. We will benefit from the 24 years remaining on an exclusive exploration and drilling agreement to operate in the Durimu oilfield and Shengyuan has the first right of refusal to renew the lease at the end of its 25 year term.

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

Available Information

The Company files or furnishes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). The Company provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing, on its Internet site located at http://cneh.irpage.net/SEC_Filings.html. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this report, or any other filing, please contact China North East Petroleum Holdings, 445 Park Avenue, 10 th  Floor, New York, NY 10022, Tel: (212) 307-3568 or email: info@cnepetroleum.com.

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

The following table sets forth the Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2010 and 2009:

	2010 Proved			2009 Proved
	Producing	Undeveloped	Total	Producing	Undeveloped	Total
Oil/condensate-Barrels	3,389,900	2,086,300	5,476,200	4,331,000	1,801,000	6,132,000

Preparation of Oil and Gas Reserves Estimates

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.  As additional geosciences, engineering and economic data are obtained, proved reserve estimates are more likely to increase or decrease than to remain the same.  These estimates are thoroughly reviewed and revised upward or downward as warranted.

The reserves in this report have been estimated using deterministic methods. For wells classified as proved developed producing where sufficient production history existed, reserves were based on individual well performance evaluation and production decline curve extrapolation techniques. For undeveloped locations and wells that lacked sufficient production history, reserves were based on analogy to producing wells within the same area exhibiting similar geologic and reservoir characteristics, combined with volumetric methods. The volumetric estimates were based on geologic maps and rock and fluid properties derived from well logs, core data, pressure measurements, and fluid samples. Well spacing was determined from drainage patterns derived from a combination of performance-based recoveries and volumetric estimates for each area or field. Proved undeveloped locations were limited to areas of uniformly high quality reservoir properties, between existing commercial producers.

The Company’s Chief Engineer,  Xiang Zhang is the person primarily responsible for overseeing the third party engineers we have engaged to prepare our proved reserve estimates.  Xiang Zhang has served as the Company’s Chief Engineering and Exploratory Drilling since 2004.  Mr. Zhang has over 20 years oil-drilling experience with the majority of this experience gained in Jilin Oilfield where NEP operates. Prior to joining NEP, Mr. Zhang worked for The Research Institution of Geology Exploitation in PetroChina Jilin Branch’s Qian’an oil refinery. Mr. Zhang received a degree in Geological and Oil Extraction Engineering from The Institute of Da Qing Petroleum.

Our proved reserve estimates were made as of December 31, 2010 by Ralph E. Davis Associates Inc., an independent worldwide petroleum consultant based in Houston, Texas. Ralph E. Davis Associates Inc. conducted a study of each of the aforementioned oilfields in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.  The person responsible for preparing the report was Lloyd B. Branum, Vice President.  Mr. Branum has thirty-eight years’ experience in the Petroleum Industry of which over thirty years’ experience are in the conduct of evaluation and engineering studies relating to both domestic U.S. oil and gas fields and international energy assets.  Mr. Branum is a graduate of the University of Missouri at Rolla, Rolla, Missouri with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Branum is a Licensed Professional Engineer by the State of Texas.

Also contained in the above table are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See-- Operating Results and Critical Accounting Policies and Estimates for additional information on the Company’s proved reserves.

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

	Fiscal year ended December 31
	2010	2009	2008
Oil Output (Bbl)	723,774	908,126	645,856
Avg. Sale Price ($/bbl)	$75.54	$55.97	$94.29
Tiancheng Drilling Depth (m)	374,413	99,161	--
Avg. Drilling Price ($/m)	$120	$137	--
Tiancheng Drilling Wells	191	60	--

Oil Sales Revenue	$54,672,157	$51,080,775	$58,572,250
Drilling Revenue	$44,875,757	$13,577,310	--

Cost of Revenue:
Production Costs	$4,113,237	$2,868,895	$3,847,775
Drilling Cost	$17,555,255	$4,861,488	$--
Depreciation, depletion and amortization of oil properties	$6,570,965	$9,795,312	$8,609,508
Depreciation of drilling equipment	$1,925,895	$373,437	$--
Amortization of land use rights	$31,754	$19,792	$11,718
Oil Surcharge	$8,594,481	$4,618,789	$11,105,325

Gross Profit	$60,756,327	$42,120,372	$34,997,924

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

Regulations

Restrictions on Foreign Ownership in the Oil and Gas Industry

The principal regulation governing foreign ownership of oil and gas companies in China is the "Industry Catalogue For the Guidance of Foreign Investment” issued by the Ministry of Commerce. Currently, qualified foreign investors cannot own 100% of an oil and gas company in China. The foreign investors’ equity holding ratios are subject to the approval of relevant government authorities.

Foreign investment in China is generally subject to the approval of the Ministry of Commerce and approvals of other federal and local authorities.

As a result of the rules and regulations described above, our subsidiary Song Yuan Technical entered into share trust agreements with Wang Hong Jun and Ai Chang Shan pursuant to which Wang Hong Jun agreed to hold 10% of the equity of Yu Qiao and 5% of the equity of Tiancheng and Ai Chang Shan agreed to hold 10% of the equity of LongDe in trust for Song Yuan Technical and that the economic benefits of the equity of Yu Qiao, LongDe and Tiancheng held by Wang Hon Jun and Ai Chang San, respectively, belong to Song Yuan Technical. Our PRC legal counsel, The Victory Legal Group has opined that pursuant to the share trust agreements:

•
Song Yuan Technical is able to exert effective control over Yu Qiao, LongDe and Tiancheng until the expiration of trust and upon the expiration of the trust the shares of Yu Qiao, Long De and Tiancheng will revert back to Song Yuan Technical;

•
all of the profits and dividends (if any) distributed by (i) Yu Qiao to Wang HongJun, (ii) LongDe to Ai Chang Shan and (iii) Tiancheng to Wang Hongjun are required to be transferred to Song Yuan Technical; and

•
Song Yuan Technical is the ultimate beneficiary of the (i) 10% of the equity in Yu Qiao held by Wang HongJun; (ii)10% of the equity in Long De held by Ai Chang Shan; and (iii) 5% of the equity in Tiancheng held by Wang HongJun .

The Victory Legal Group has further opined that:

•	Song Yuan Technical, Wang Hong Jun and Ai Chang Shan are entitled to enter into the respective Share Trust Agreements under the PRC laws;
•	The ownership structure of Yu Qiao, LongDe and Tiancheng are in compliance with existing PRC laws and regulations;
•	The share trust arrangements under each of Share Trust Agreements are legal, valid and enforceable under PRC law and do not violate any PRC law or regulation; and
•
The structure pursuant to which Wang HongJun holds 10% of the equity in Yu Qiao and 5% of the equity of Tiancheng in trust for Song Yuan Technical, which holds 90% and 95% of the equity in Yu Qiao and Tiancheng, respectively, complies with existing PRC laws and regulations, and the structure pursuant to which Ai Chang Shan holds 10% of the equity in LongDe in trust for Song Yuan Technical, which holds 90% of the equity in LongDe complies with existing PRC laws and regulations.

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

There are very limited hedging tools available in China to hedge our exposure in exchange rate fluctuations. They are also ineffective in the sense that these hedges cannot be freely performed in the PRC financial market, and more important, the frequent changes in PRC exchange control regulations would limit our hedging ability for RMB.

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

Our acquisitions of LongDe, Yu Qiao and Tiancheng were structured to attempt to fully comply with PRC rules and regulations. However, such arrangements may be adjudicated by relevant PRC government agencies as not being in compliance with PRC governmental regulations on foreign investment in oil and gas industries and such structures may limit our control with respect to such entities.

PRC rules and regulations do not allow foreign investors to directly own 100% of a domestic oil and gas business. As such, we are ineligible to own directly 100% a domestic oil and gas business in China. We acquired Hong Xiang Oil Development through Hong Xiang Technical, our 100% owned subsidiary. We acquired a majority interest of LongDe, Yu Qiao and Tiancheng through Song Yuan Technical, our 90% owned joint venture incorporated in the PRC. Our acquisition of Yu Qiao is currently provided through a trust arrangement with a PRC citizen designated by PetroChina, a government owned entity; pursuant to which they agree to hold 10% securities of Yu Qiao for the benefit of Song Yuan Technical in compliance with the applicable law of the PRC. However, pursuant to the trust agreement, they agree, among other things, to (i) vote the securities as directed by Song Yuan technical, (ii) deliver all payments, distributions and other economic benefits received with respect to the securities to Song Yuan Technical, (iii) not transfer or encumber the securities without the consent of Song Yuan Technical and (iv) to transfer the securities to Song Yuan Technical as soon as permissible under the laws of the PRC.

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

Entry into a Material Definitive Agreement

On January 19, 2011, the Company through its subsidiary, Song Yuan Technical, entered into a Share Transfer Agreement with the shareholders (the “Shareholders”) of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd. (“Shengyuan”), dated January 19, 2011 (the “Share Transfer Agreement), to acquire 100% of the equity interests in Shengyuan (the “Acquisition”). Shengyuan is a limited liability company incorporated in Sunite Right Banner, Inner Mongolia in the People’s Republic of China with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

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

Completion of the Acquisition is subject to certain terms and closing conditions set forth in the Share Transfer Agreement and the Share Issuance Agreement, including that Shengyuan obtain approval of the transfer of the Shareholders’ equity interest in Shengyuan to Song Yuan Technical from all relevant governmental authorities, and other customary closing conditions.

On January 20, 2011, the Company issued a press release announcing the Acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

The Company's crude oil sales are paid by PetroChina based on the crude oil price in the international commodity market. Prices in 2010 averaged RMB 3,772 per ton or approximately $75.49 per barrel, which represents an increase of 35% from the 2009 average price received of $55.97 per barrel.

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

Revenues. Revenues for 2010 increased 54% to $99,547,914 from $64,658,085 in 2009 as a result of an increase in oil prices and revenue generated by our newly acquired contract drilling entity, Tiancheng. During the year, the Company drilled six new oil wells in our four oilfields. The total number of producing wells increased from 289 in 2009 to 295 in 2010, a total increase of 2%. However, total oil production for 2010 was 723,154 barrels, or approximately a 20% decrease, as compared with 908,126 barrels in 2009 due to severe flooding that occurred in the region in the third quarter that impacted oil production.  Before the flooding, production was approximately 63,000 bbl per month. As a result of the flooding, our average monthly production in the second half of 2010 decreased to 49,000 bbl per month. Oil prices in 2010 averaged RMB 3,772 per ton or approximately $75.49 per barrel, which represents an increase of 35% over 2009 levels of RMB 2,824 per ton or approximately $55.97 per barrel.

Oilfield	2010 wells	2009 wells	2010 Production	2009 Production
Qian’an112	250	247	710,027	892,404
Hetingbao 301	21	18	6,689	9,482
Gudian31	12	12	5,063	3,796
Daan 34	12	12	1,995	2,444
Total	295	289	723,792	908,126

Company	2010 wells	2009 wells	2010 Production	2009 Production
Yu Qiao	274	271	717,085	898,644
LongDe	21	18	6,689	9,482

Cost of Revenue. Cost of revenue increased by 72.1% from $22,537,713 for the year ended December 31, 2009 to $38,791,587 for the year ended December 31, 2010. The increase was due to an increase in the number of wells drilled by Tiancheng which led to a significant increase in drilling costs. In addition, higher oil prices in 2010 led to an increase in government oil surcharge. The Company paid a special oil surcharge of $8,594,481 to the PRC government in 2010, compared to $4,618,789 paid to the PRC government for the same period in 2009. During 2010, our total number of producing wells increased to 295, an increase of 2%. Also, as a result of the flooding in the third quarter, approximately 50 wells needed to be repaired. The repair cost was approximately $3,800 per well for an aggregate repair cost of approximately $200,000. Depreciation, depletion and amortization of oil properties decreased by 33% from $9,795,312 in 2009, to $6,570,965 in the same period in 2010 due to a decrease in production .

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

Segments

The Company follows FASB ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two segments: oil production and oilfield services (contract drilling).

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

In January 2010, the FASB issued ASU 2010-03 Extractive Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the U.S. Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (the Final Rule)”. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 do not have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, the Company is not currently subject to these risks.

Our major market risk is pricing applicable to our oil production. We sell to one customer, PetroChina, and PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  Platts is an international commodity and trading company that collects and publishes pricing data on a wide range of petroleum and non-petroleum commodity types. The price paid to the Company is FOB at the local Jilin Province PetroChina oil storage depot. We currently do not hedge a portion of our price risk associated with our future oil production or enter into any commodity-based derivative instruments to reduce exposure to fluctuations in the price of crude oil and natural gas.

Foreign Currency Risk – The functional currency of the Company’s operating subsidiaries is the Renminbi and currently all of the Company’s sales are to PetroChina in Renminbi. As such, the Company is not directly exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2011, the Company’s outstanding debt is either interest-free or at fixed interest rates.  As a result, the Company is not exposed to market risk associated with the fluctuation in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 4, 2010, we were notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co., the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”). In connection with the merger, JCHC had resigned as the Company’s independent registered public accounting firm and the Company with the approval of its Board of Directors has engaged BTHK to continue as the Company’s independent registered public accounting firm.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the COSO framework, management concluded that its internal control over financial reporting was not effective as of December 31, 2010.

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

RUISHI HU was appointed to the Company’s board on June 28, 2010.  Mr. Hu has over 30 years of experience in the petroleum industry in China.  Since 2009 Mr. Hu has been serving as a director of Qianguo County Mongolia Autonomous Petroleum Development Company, a joint venture established by PetroChina Company Limited (“PetroChina”) Jilin Branch and the government of Qianguo County. From 2007 to 2009, Mr. Hu served as the chief representative of PetroChina to the Company’s subsidiary, Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation. From 2004 to 2007, Mr. Hu served as a director of Song Yuan City Jingyuan Petroleum Development Company, a joint venture established by PetroChina Jilin Branch and Beijing National Economic Council. Prior to 2004, Mr. Hu had served in management capacity with Jilin Petroleum Group Drilling Technology Research Institute and Jilin Oilfield Administration Bureau.

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

Corporate Governance Matters

Board of Directors

We have five members serving on our Board of Directors, of which a majority is independent directors. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During the fiscal year ended December 31, 2009, the Board of Directors met ten times and took action by written consent on four occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

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

•
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

•
administering our benefit plans and the issuance of stock options and other awards under our stock plans; and reviewing and establishing appropriate insurance coverage for our directors and executive officers;

•
recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

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

Nominating Committee

In August 2008, Messrs. Rule, Wang and Li were appointed to serve on the nominating committee of the Board of Directors.  Mr. Li serves as Chair of the Nominating Committee. The Nominating Committee is responsible for identifying potential candidates to serve on our board and its committees. The committee’s responsibilities include the following functions:

•	making recommendations to the board regarding the size and composition of the board;
•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;
•	establishing procedures for the nomination process;
•	advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adapted by the board; and
•	establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

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

The table below sets forth information concerning compensation paid to the chief executive officer and chief financial officer. No deferred compensation or long-term incentive plan awards were issued or granted to the Company’s officers and directors during 2010.

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

DIRECTOR COMPENSATION TABLE (1)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Since the beginning of the Company’s last fiscal year, we have not entered into any material transactions or series of transactions that would be considered material, nor are there any such proposed transactions involving more than $120,000, and in which any related person had or will have a direct or indirect material interest, except as follows:

a) During the year ended December 31, 2010, Mr. Hongjun Wang, a director and holder of more than 5% of the Company’s outstanding shares of common stock, made advances to the Company for general working capital purposes in the aggregate amount of approximately $2.5 million.  As of December 31, 2010, the Company owed Mr. Hongjun Wang $2,662,035 for advances made to the Company during 2009 and 2010, which is also the largest amount outstanding during the year ended December 31, 2010.  These advances are unsecured, interest-free and repayable upon the approval of the Board.  No amounts were repaid to Mr. Wang during 2010. The terms of these advances are not subject to a written contract.

b) On June 30, 2005, the Company’s subsidiary, Song Yuan Technical entered into a lease agreement with Ms. Jishuang Sun, a shareholder and the wife of Mr. Hongjun Wang.  Pursuant to the lease agreement, Song Yuan Technical leases a building located in Song Yuan City, Jilin Province in which the Company’s administrative offices are located.  The term of the lease is ten years expiring June 30, 2015.  The monthly rental payment is RMB 8,000 per month.  During the years ended December 31, 2010,  2009 and 2008, the Company paid Ms. Sun approximately $14,006, $14,006 and $13,789, respectively, pursuant to this lease.

The Audit Committee is responsible for reviewing and approving in advance any proposed related party transactions. The Audit Committee reviews any such proposed related party transactions on a quarterly basis, or more frequently as appropriate. In cases in which a transaction has been identified as a potential related party transaction, management must present information regarding the proposed transaction to the Audit Committee for consideration and approval or ratification. During fiscal 2010, the Audit Committee was also responsible for reviewing the Company’s policies with respect to related party transactions and overseeing compliance with such practices. The Audit Committee has reviewed and approved or ratified the transaction described in (a) above.  The Company’s policies and procedures did not require Audit Committee approval of the transactions described in (b) above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 4, 2010, we were notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co., the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”). In connection with the merger, JCHC had resigned as the Company’s independent registered public accounting firm and the Company with the approval of its Board of Directors has engaged BTHK to audit the Company’s financial statements for the years ended December 31, 2010 and 2009.

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
10.1
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.2
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.3
Warranty Deed between Lien holder: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Mortgager: Wang Hongjun, Sun Jishuang is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.4
Guarantee Contract between Creditor: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Assurer: Song Yuan City Hongxiang Petroleum Technical Services Co., Ltd is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.5
Qian-112 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company; Song Yuan City Yu Qiao Oil and Gas Development Company Limited, dated as of May 28, 2003 is incorporated by reference from Registrant’s annual report on Form 10-KSB filed with the SEC on April 16, 2007.

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

10.13
Capital Contribution Agreement dated as of June 29, 2007, by and among the Company, Mr. Hong Jun Wang and Ms. Guizhi Ju is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2007.

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

10.22
Equity Transfer Agreement dated March 17, 2008 by and between Ai Chang Shang and Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in LongDe (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

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

10.25
Share Transfer Agreement dated January 19, 2011 by and among Song Yuan North East Oil Technical Services Co., Ltd. And the shareholders of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd.  incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 20, 2011

10.26
Share Issuance Agreement dated January 19, 2011 by and among China North East Petroleum Holdings Limited and Bellini Holdings Management Ltd. incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 20, 2011

10.27	Agreement between Lotusbox Investments Limited and the Company dated March 12, 2011 incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 16, 2011.
10.28	Trust Agreement dated September 29, 2009 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang HongJun (translated from original Mandarin)*
10.29	Lease Agreement between Jishuang Sun and Songyuan North East Petroleum Technical Service Co. dated June 30 , 2005 (translated from original Mandarin)*
14.1	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.
21.1	List of Subsidiaries*
23.1	Consent of Independent Petroleum Consultants Ralph E. Davis & Associates, Inc.*
23.2	Consent of the Victory Law Group (included in Exhibit 99.2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Reserve Report prepared by Ralph E. Davis Associates, Inc. at December 31, 2010*
99.2	Opinion of Victory Law Group, dated August 27, 2011*
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 3, 2011

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

By:/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer

By:/s/ Shaohui Chen
Shaohui Chen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jingfu Li	Acting Chief Executive Officer, Director	October 3, 2011
Jinfgu Li	(Principal Executive Officer)

/s/ Shaohui Chen	Chief Financial Officer (Principal Financial Officer)	October 3, 2011
Shaohui Chen

/s/ Ruishi Hu	Director	October 3, 2011
Ruishi Hu

/s/ Edward Rule	Director	October 3, 2011
Edward Rule

/s/ Wang Hong Jun	Director	October 3, 2011
Wang Hong Jun

/s/ Yau-Sing Tang	Director	October 3, 2011
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
March 16, 2011 (except for notes 14 and 19, as to which the date is September 30, 2011)

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

North East Petroleum, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng are hereinafter collectively referred to as (the “Company”).

The Company is a petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Jilin Province of PRC. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum rights, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling efforts in the Song Yuan City region of Jilin Province, PRC.

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

Comprehensive income

The foreign currency translation gain resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Foreign currency translation gains recorded in comprehensive income for the years ended December 31, 2010 ,2009 and 2008 were $4,437,063, $95,749 and $1,721,467 respectively.

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

In January 2010, the FASB issued ASU 2010-03 Extractive Activities- Oil and Gas Reserve Estimation and Disclosures.  This ASU amends the “Extractive Industries- Oil and Gas” topic of the Codification to align the Oil and Gas reserve estimation and disclosure requirements in this Topic with the U.S. Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (the Final Rule)”. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

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

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. The amendments in this Update should be immediately effective.  The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial position.

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

In conjunction with the amendment of the terms of the secured debenture, the Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon exercise of the Warrants on or before March 5, 2010 (the “Filing Date”).  If this registration statement has not been declared effective by the Filing Date, on the 180 th day following the Filing Date and each sixth month anniversary thereafter until the registration statement is declared effective, the Company must execute and deliver to the Investor new warrants to purchase up to a total of 62,500 on the same terms as the Warrants. During 2009, the Company repaid a total of $3,750,000 of the principal amount outstanding on the secured debenture, which reduced the outstanding balance of the debenture to $10,500,000 as of December 31, 2009. On January 13, 2010, the Company repaid the entire remaining balance of the debenture in the amount of $10,500,000. As of December 31, 2010, there was no debenture outstanding (note 15). No amortized discount on the secured debenture for the year ended December 31, 2010. Discount amortized on the secured debenture for the years ended December 31, 2009 and 2008 were $670,492 and $3,394,086, respectively.

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

The Company determined that the litigation above generated loss contingencies because settlement of the litigation is reasonably possible, although the possible loss or range of loss is not reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, management reviews the possible outcome at least quarterly and records a loss contingency accrual based upon this review. The Company was unable to estimate the possible loss or range of losses as of December 31, 2010 and, therefore, has not recorded an accrued loss contingency under ASC 450 in connection with the contingent liability related to this litigation.  Based upon current available information, the Company believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations. In fact, on May 27, 2011, the Clerk of the United States District Court for the Southern District of New York entered Judgment dismissing the consolidated shareholder derivative action against the Company and certain of its current and former officers and directors.

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

b)	As of December 31, 2010 and 2009, the Company owed a stockholder $2,662,035 and $89,269, respectively, which is, unsecured, interest-free and repayable on demand.
c)	Total imputed interest expenses recorded as additional paid-in capital amounted to $-0- , $120,310 and $50,587 for the years ended December 31, 2010, 2009 and 2008, respectively.
d)	As of December 31, 2010 and 2009, the Company owed a related company $-0- and $144,796, respectively.
e)	The Company paid a stockholder $14,006, $14,006 and $13,789 for leased office space for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company has not recognized a deferred tax liability of approximately $17 million and for the undistributed earnings of its operations in the PRC that arose in 2010 and prior years as the Company considers these earnings to be indefinitely reinvested. As of December 31, 2010, the aggregated undistributed earnings of these subsidiaries were approximately $50 million.

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

Completion of the Acquisition is subject to certain terms and closing conditions set forth in the Share Transfer Agreement and the Share Issuance Agreement, including that Shengyuan obtain approval of the transfer of the Shareholders’ equity interest in Shengyuan to Song Yuan Technical from all relevant governmental authorities, and other customary closing conditions.

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

 24. SUPPLEMENTAL OIL INFORMATION (UNAUDITED)

The following supplemental information regarding our oil activities is presented pursuant to the disclosure requirements promulgated by the SEC and ASC 932, Extractive Activities —Oil and Gas.

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

(a) Proved oil reserves.

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

Reserve quantity information (Note 1) For the year ended December 31, 2010

		In the PRC

Proved developed and undeveloped reserves:
Beginning of year		6,132,024
Revisions of previous estimates		67,950
Production		(723,774)
End of year	(Note 2)	5,476,200
Proved developed reserves:
Beginning of year		4,331,250
End of year		3,389,900
Proved undeveloped reserves:
Beginning of year		1,800,774
End of year		2,086,300

(Note 1) Oil reserves stated in barrels.
(Note 2) Reserve attributable to consolidated subsidiaries in which there is a 10 percent noncontroling interest.

(b)      Capitalized costs relating to oil-producing activities.

The following table illustrates the total amount of capitalized costs relating to oil producing activities and the total amount of related accumulated depreciation, depletion and amortization. All oil properties are located in the PRC.

Capitalized costs relating to oil-producing activities As of December 31, 2010

In the PRC
Proved oil properties	$104,049,854
Intangible mining rights	13,445
104,063,299
Accumulated depreciation, depletion and amortization	(62,171,011)
Net capitalized costs	$41,892,288

(c) Costs incurred for property acquisition, exploration, and development activities.

All costs incurred associated with oil activities were incurred in the PRC. Costs incurred in property acquisition, exploration and development activities were as follows:

Costs incurred in oil properties acquisition, exploration and development For the year ended December 31, 2010

In the PRC
Development costs	$1,229,748

(d) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932,  Extractive Activities —Oil and Gas, procedures and based on estimated oil reserve and production volumes. It can be used for some comparisons, but should not be the only method used to evaluate us or our performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of our current value.

We believe that the following factors should be taken into account when reviewing the following information:

• future costs and selling prices will probably differ from those required to be used in these calculations;

•  due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

• a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil revenues; and

• future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, for the year ended December 31, 2010 the future cash inflows were estimated by applying an un-weighted 12-month oil prices of the first day of each month for the year ended December 31, 2010 (12-month un-weighted average) to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the year ended December 31, 2010. Estimated future cash flows were based on independent reserves evaluation from Ralph E. Davis Associates, Inc. for the year ended December 31, 2010.  Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing as of December 31, 2010, it should be emphasized that such conditions continually change.  Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Standardized measure of discounted future net cash flows As of December 31, 2010

		In the PRC
Future cash inflows (Note 3)		$423,361,300
Value added tax		(55,036,969)
Future production and development costs (Note 3)		(55,341,000)
Future income tax expenses and other taxes		(79,057,631)
Future net cash flows		233,925,700
10% annual discount for estimate timing of cash flows		(80,849,000)
Standardized measure of discounted future net cash flows	(Note 5)	$153,076,700

(Note 3) Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using 12-month un-weighted average oil price, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The 12-month un-weighted average oil price per barrel used as of December 31, 2010 was $77.31 (information was obtained showing the first week oil price as posted for the China Daqing Spot Price for each week for the year 2010). No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

(Note 4) Operating costs and production taxes are estimated based on current costs with respect to producing oil properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

(Note 5) Includes $15,307,670 attributable to consolidated subsidiaries in which there is a 10 percent noncontrolling interest.