Form 10-Q
period 2011-09-30
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2011-11-09
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding as of November 8, 2011: 35,584,860

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

·	Our expectation of continued growth in the demand for our oil;
·	Our expectation that we will have adequate liquidity from cash flows from operations;
·	A variety of market, operational, geologic, permitting, labor and weather related factors; and
·	The other risks and uncertainties which are described below under “RISK FACTORS,” including, but not limited to, the following:
o	Unanticipated conditions may cause profitability to fluctuate; and
o	Decreases in purchases of oil by our customer will adversely affect our revenue.

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

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Balance Sheets (Unaudited)

	As of
	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,035,030	$60,974,007
Accounts receivable	23,720,495	24,142,762
Prepaid expenses and other current assets	2,002,248	434,094
Total Current Assets	113,757,773	85,550,863

PROPERTY AND EQUIPMENT
Oil properties, net	88,630,138	41,892,288
Fixed assets, net	13,694,903	14,767,538
Oil properties under construction	214,462	61,482
Total Property and Equipment	102,539,503	56,721,308

LAND USE RIGHTS, NET	592,729	606,983
GOODWILL	1,827,582	1,645,589
DEFERRED TAX ASSETS	-	5,975,231

TOTAL ASSETS	$218,717,587	$150,499,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,871,728	$4,156,349
Other payables and accrued expenses	811,025	801,867
Income tax and other taxes payable	7,874,283	5,076,074
Due to a related party	15,637	15,124
Due to an unrelated party	1,500,000	1,300,000
Due to a stockholder	3,172,059	2,662,035
Total Current Liabilities	17,244,732	14,011,449

LONG-TERM LIABILITIES
Warrants	3,005,467	13,956,515
Deferred tax liabilities	7,132,604	-
Total Long-term Liabilities	10,138,071	13,956,515

TOTAL LIABILITIES	27,382,803	27,967,964

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
NEP Stockholders' Equity

Common stock, $0.001 par value, 150,000,000 shares authorized, 35,584,860 and 29,604,860 shares issued, 35,558,810 and 29,604,860 shares outstanding as of September 30, 2011 and December 31, 2010	35,585	29,605

Additional paid-in capital	75,421,936	50,070,524
Retained earnings
Unappropriated	82,631,755	50,059,932
Appropriated	2,837,647	2,837,647
Common stock held in treasury, at cost (26,050 and 0 shares as of September 30, 2011 and December 31, 2010)	(50,000)	-
Accumulated other comprehensive income	12,013,996	7,618,515
Total NEP Stockholders' Equity	172,890,919	110,616,223
Noncontrolling interest	18,443,865	11,915,787
TOTAL EQUITY	191,334,784	122,532,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,717,587	$150,499,974

The accompanying footnotes are an integral part of the condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP")
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

REVENUE
Sales of crude oil	$18,404,050	$9,853,426	$52,544,503	$41,890,415
Drilling revenue	5,384,719	10,132,841	17,281,256	34,731,330
Total Revenue	23,788,769	19,986,267	69,825,759	76,621,745

COST OF REVENUE
Crude oil extraction costs	4,034,400	932,168	7,544,893	3,024,158
Drilling costs	1,387,857	3,059,478	5,550,003	12,420,196
Depreciation, depletion and amortization of oil properties	3,081,501	1,294,078	5,890,206	5,037,116
Depreciation of drilling equipment	515,047	481,385	1,514,432	1,436,443
Amortization of land use rights	8,695	7,937	25,173	23,684
Government oil surcharge	4,366,785	1,495,917	12,025,129	6,498,555
Total Cost of Revenue	13,394,285	7,270,963	32,549,836	28,440,152

GROSS PROFIT	10,394,484	12,715,304	37,275,923	48,181,593

OPERATING EXPENSES
Selling, general and administrative expenses	940,843	2,026,155	2,120,076	4,394,310
Professional fees	685,295	160,000	1,569,191	352,734
Depreciation of fixed assets	102,979	94,404	264,306	285,826
Total Operating Expenses	1,729,117	2,280,559	3,953,573	5,032,870

INCOME FROM OPERATIONS	8,665,367	10,434,745	33,322,350	43,148,723

OTHER INCOME (EXPENSE)
Other income	267	1,319	14,754	10,839
Other expense	(8,269)	-	(13,349)	(74,882)
Interest expense	-	(2,246)	-	(26,980)
Interest income	69,772	30,996	183,126	77,616
Change in fair value of warrants	2,755,375	81,430	10,951,048	25,520,596
Total Other Income, net	2,817,145	111,499	11,135,579	25,507,189

NET INCOME BEFORE INCOME TAXES	11,482,512	10,546,244	44,457,929	68,655,912
Income tax expense	(2,412,101)	(2,851,199)	(9,185,664)	(11,626,300)
NET INCOME	9,070,411	7,695,045	35,272,265	57,029,612
Less: net income attributable to noncontrolling interest	(757,720)	(837,903)	(2,694,598)	(3,439,993)
NET INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	8,312,691	6,857,142	32,577,667	53,589,619

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	1,468,896	1,984,970	4,403,065	2,699,752
Less: foreign currency translation (gain) loss attributable
to noncontrolling interest	12,975	692,332	(7,584)	(269,975)
Foreign currency translation gain attributable to NEP
common stockholders	1,481,871	2,677,302	4,395,481	2,429,777

COMPREHENSIVE INCOME ATTRIBUTABLE TO
NEP COMMON STOCKHOLDERS	$9,794,562	$9,534,444	$36,973,148	$56,019,396

Net income per share
- basic	$0.23	$0.23	$1.00	$1.84
- diluted	$0.23	$0.22	$0.96	$1.72

Weighted average number of shares outstanding
during the period
- basic	35,547,717	29,829,089	32,576,094	29,191,932
- diluted	36,358,363	31,334,453	33,976,721	31,188,901

The accompanying footnotes are an integral part of the condensed consolidated financial statements

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES ("NEP“)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,272,265	$57,029,612
Adjusted to reconcile net income to cash provided by
operating activities:
Depreciation, depletion and amortization of oil properties	5,890,206	5,037,116
Depreciation of drilling equipment	1,514,432	1,436,443
Depreciation of fixed assets	264,306	285,826
Amortization of land use rights	25,173	23,684
Change in fair value of warrants	(10,951,048)	(25,520,596)
Stock-based compensation	1,061,794	2,007,402
Gain on disposal of fixed assets	(14,754)	(13,586)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	422,267	(7,143,926)
Prepaid expenses and other current assets	(1,568,154)	(144,738)
Deferred tax assets/liabilities	408,071	(353,714)
Increase (decrease) in:
Accounts payable	(284,621)	(5,510,509)
Other payables and accrued expenses	(84,540)	(320,724)
Income tax and other taxes payable	2,798,209	96,729
Net cash provided by operating activities	34,753,606	26,909,019

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to oil properties	(206,495)	(754,291)
Addition of fixed assets	(23,220)	(853,914)
Addition of oil properties under construction	-	(161,372)
Proceeds from disposal of fixed assets	17,670	11,709
Cash outflow for acquisition of a subsidiary, net	(10,254,276)	-
Net cash used in investing activities	(10,466,321)	(1,757,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of secured debenture	-	(8,696,260)
Proceeds from exercise of stock warrants and options	-	1,670,932
Payment for treasury stock purchase	(50,000)	-
Increase in amount due to a stockholder	510,024	2,614,467
Increase in amount due to a related party	-	304
Advance from an unrelated party	200,000	-
Decrease in amount due to a related company	-	(116,429)
Net cash provided by (used in) financing activities	660,024	(4,526,986)

EFFECT OF EXCHANGE RATE ON CASH	2,113,714	1,203,558

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,061,023	21,827,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,974,007	28,693,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,035,030	$50,520,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Income tax expense	$8,123,828	$11,418,016

Interest expense	$-	$234,740

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION

During the nine months ended September 30, 2011, the Company issued 5.8 million shares for acquisition of a new subsidiary valued at $24,360,000.

The accompanying footnotes are an integral part of the consolidated financial statements

NOTE 1—BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

These financial statements should be read in conjunction with the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2010.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business

China North East Petroleum Holdings Limited (“China North East Petroleum”, “North East Petroleum,”, “NEP”, the “Company”, “we”, “our”, or “us”) was incorporated in Nevada on August 20, 1999 under the name of Draco Holding Corporation. On May 17, 2004, the Company’s name changed from Draco Holdings Corporation to China North East Petroleum Holdings Limited.

On July 26, 2006, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with a principal stockholder and a related party, hereafter referred to as the “Related Parties,” to acquire a majority interest in oil and gas properties for the exploration of crude oil in the People's Republic of China (“PRC”).  Pursuant to the JV Agreement, the Company and the Related Parties are obligated to contribute $1 million and $121,000, respectively, to the registered capital of Song Yuan North East Petroleum Technical Service Co., Ltd. (“Song Yuan Technical”), and the Company and the Related Parties each hold 90% and 10%, respectively, of the equity and profit interests of Song Yuan Technical.

On June 1, 2005, Song Yuan Technical acquired from third parties a 100% equity interest of LongDe Oil & Gas Development Co. Ltd. (“LongDe”) for $120,773 in cash. LongDe is engaged in the exploration and production of crude oil in the Jilin Oil Region of the PRC.

On January 26, 2007, Song Yuan Technical acquired 100% of the equity of Song Yuan City Yu Qiao Oil and Gas Development Limited Corporation (“Yu Qiao”) for 10,000,000 shares of the Company’s common stock then having a fair value of $3,100,000. Yu Qiao is engaged in the extraction and production of crude oil in the Jilin Oil Region of the PRC and operates 3 oilfields with a total exploration area of 39.2 square kilometers. Pursuant to a 20-year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on May 28, 2002 with PetroChina Group, a corporation organized and existing under the laws of PRC (“PetroChina”), Yu Qiao has the right to explore, develop and extract oil at the Qian’an Oilfield Zone 112 (“Qian’an 112”), Daan 34 Oilfield (“Da 34”) and Gudian 31 Oilfield (“Gu 31”) area.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 25, 2009, Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Song Yuan Tiancheng Drilling Engineering Co., Ltd. (“Tiancheng”). Pursuant to the Agreement, Song Yuan Technical acquired a 100% equity interest in Tiancheng for $13,000,000 (the “Purchase Price”). The Purchase Price is payable in two installments. The first installment of $6,500,000 was due within 15 days from the date of execution of the Agreement and the second installment of $6,500,000 was due within 15 days after the completion of the registration of the transfer of title of 95% of the equity interest in Tiancheng while the local Industry and Commerce Bureau established a trust for one of the selling stockholders to hold the remaining 5% of the equity interest in Tiancheng for the benefit of Song Yuan Technical. The trust was established in order to comply with certain laws of the PRC. Tiancheng is principally engaged in providing contract drilling services to customers for exploration of crude oil in the PRC.

On April 21, 2011, the Company completed its acquisition (the “Acquisition”) of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the laws of the PRC, in accordance with the Share Transfer Agreement, dated as of January 19, 2011, by and among the Company’s subsidiary, Song Yuan Technical and the shareholders of Shengyuan, and in accordance with the Share Issuance Agreement, dated as of January 19, 2011 by and among the Company, Bellini Holdings Management Ltd., a company organized and existing under the laws of the British Virgin Islands (“Bellini”) and the shareholders of Bellini (collectively the “Shengyuan Agreements”). As a result of the Acquisition, Shengyuan is now a subsidiary of Song Yuan Technical. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in the Inner Mongolia autonomous region of the PRC. Pursuant to the terms of the Shengyuan Agreements and the Share Issuance Agreement, the Company, through its subsidiary Yu Qiao, paid the former Shengyuan shareholders cash in the amount of RMB 70,000,000 and the Company issued to Bellini, a company owned by the former Shengyuan shareholders, a total of 5.8 million shares of the Company’s Common Stock having a fair value of $24,360,000.

North East Petroleum, Song Yuan Technical, LongDe, Yu Qiao, Tiancheng and Shengyuan are hereinafter collectively referred to as (the “Company”).

The Company is a petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Jilin Province and Inner Mongolia within the PRC. Our principal business strategy is to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Our principal business is the acquisition of leasehold interests in petroleum rights, and the exploitation and development of properties subject to these leases. We are currently focusing our drilling and production efforts in the Songyuan City region of Jilin Province and Inner Mongolia PRC. Also, the Company is providing contract drilling services through its Tiancheng subsidiary to customers for petroleum exploration within the PRC.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 include the unaudited financial statements of North East Petroleum and its 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao, Tiancheng and Shengyuan. The noncontrolling interest represents the noncontrolling shareholders’ 10% ownership interest of Song Yuan Technical, and by extension, the subsidiaries of Song Yuan Technical - LongDe, Yu Qiao, Tiancheng and Shengyuan.

The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 include the financial statements of North East Petroleum and its 90% owned subsidiaries, Song Yuan Technical, LongDe, Yu Qiao and Tiancheng. The noncontrolling interest represents the noncontrolling shareholders’ 10% ownership interest of Song Yuan Technical, and by extension, the subsidiaries of Song Yuan Technical -- LongDe, Yu Qiao and Tiancheng.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The Company’s financial statements are based on a number of significant estimates, including oil reserve quantities, which are the basis for the calculation of depreciation, depletion and amortization of oil properties, timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments, impairment of goodwill, impairments of unproved and proved oil properties and impairments of fixed assets.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized as follows:

	Fair value measurement using inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments − Warrants	$-	$-	$3,005,467

The reconciliation of Level 3 fair value measurements of financial assets and liabilities is as follows:

Unquoted derivative instruments
As of December 31, 2010	$13,956,515
Change in fair value of warrants	(10,951,048)
As of September 30, 2011	$3,005,467

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign currency translation and other comprehensive income

Except for North East Petroleum, which maintains its accounting records in its functional currency of the United States dollar (“US$” or “$”), all other subsidiaries of the Company maintain their accounting records in their functional currency of the Chinese Renminbi (“RMB”). For subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations and statements of cash flows are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $12,013,996 and $7,618,515 as of September 30, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at September 30, 2011, were translated at 6.3952 RMB to $1.00 USD. The average translation rates applied to income statement amounts for the nine months ended September 30, 2011 and 2010 were 6.4132 RMB to $1.00 USD and 6.8164 RMB to $1.00 USD, respectively.

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations allow for conversion of RMB for current account transactions, there are significant restrictions. Hence, such translations should not be construed as representation that the RMB could be converted into US$ at that rate or any other rate.

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

The Company’s cash equivalents are exposed to credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2011 and December 31, 2010, the Company had deposits exposed to credit risk totaling $88,028,050 and $60,874,007, respectively. The Company has not experienced any losses in such accounts and believes that the risk of loss for cash held in bank is remote.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Pursuant to oil lease agreements entered into in 2002 and 2003 by Yu Qiao and LongDe with PetroChina, each with twenty year terms, the Company is entitled to 80% of the Company’s oil production for the first ten years and 60% of the Company’s oil production for the remaining ten years.  The Company receives payments for the net physical volume of oil delivered (either 80% or 60% by volume, depending upon the lease terms that are current at that point and time).  The Company only records revenue for the production that the Company is entitled to.

Pursuant to an oil lease agreement entered into by Shengyuan on January 28, 2010 with a twenty five year terms, Shengyuan is entitled to 75% of its oil production. Shengyuan receives payment for the net physical volume of oil delivered. Shengyuan only records revenue for the production that Shengyuan is entitled to.

Our oilfield services business, Tiancheng, records revenue from the well drilling services that are generally rendered based on orders or contracts with customers that include fixed or determinable prices and that do not include rights of return or other similar provisions or other significant post-delivery obligations.  Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.  Rates for services are typically priced on a per day, per meter drilled, per man hour or similar basis.  In certain situations, revenue is generated from transactions that may include multiple services under one contract or agreement.  Revenue from these arrangements is recognized as each service is delivered based on its relative fair value.

Accounts receivable and allowance for doubtful accounts

We bill PetroChina on a monthly basis, at month-end, for the oil that was delivered to PetroChina during that month.  We receive payment from PetroChina approximately 10 to 20 days following the end of each month for crude oil sales.  We receive payment in full for the prior month, less a holdback in the first and second months of each calendar quarter for the amount of oil surcharge tax (if any) due to the PRC government for the respective month’s oil sales. These oil surcharge tax holdbacks are deducted in the normal monthly payment for the third month of each quarter, and therefore are timed to be received by us shortly before we are responsible for remitting the quarterly oil surcharge tax to the PRC government.  Therefore, the amount we show as accounts receivable at the end of each reporting period will include the amounts due to us for sales in the prior month, as well as lesser amounts due from the two preceding months equal to the amount of oil surcharge tax payable by us. We did not have any accounts receivable arising from sales of crude oil by Shengyuan as of September 30, 2011, since Shengyuan had not make any crude oil sales in the nine months ended September 30, 2011.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts (continued)

Accounts receivable is stated at cost. The Company provides for doubtful accounts for trade accounts that are overdue more than twelve months. There were no allowances for doubtful accounts as of September 30, 2011 and December 31, 2010.

Major customers

Oil production business of Yu Qiao and LongDe, currently, has only one customer – PetroChina’s Jilin Refinery branch, located in Song Yuan City, Jilin Province, PRC. Pursuant to our lease agreements with PetroChina, we are unable to sell our oil production to any other customer.

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

There were no impairments of oil properties for the three and nine months ended September 30, 2011 and 2010, respectively.

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

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Ceiling Test

Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to profit or loss. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings.

The risk that we will be required to write down the carrying value of crude oil properties increases when crude oil prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts with us. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil price may have increased the ceiling applicable to the subsequent period.

Estimates of our proved reserves are based on the quantities of oil that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our reserve estimates and the projected cash flows are derived from these reserve estimates, in accordance with SEC guidelines by an independent engineering firm based in part on data provided by us. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgment of the persons preparing the estimate. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Ceiling Test (continued)

It should not be assumed that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with new SEC requirements, the cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production using the average price over the prior 12-month period. We did not have any outstanding derivatives instruments at period-end date that would materially affect this calculation.

The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost projects.

In 2009, as a result of lower oil prices at December 31, 2009, we reported a non-cash write-down on a before-tax basis of $13.8 million on our oil properties. In 2008, we reported a non-cash write-down of $13.2 million on our oil properties due to lower oil price at the end of 2008.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of September 30, 2011 and December 31, 2010, the Company’s deferred tax assets amounted to nil and $5,975,231, respectively. As of September 30, 2011 and December 31, 2010, the deferred tax liabilities amounted to $7,132,604 and nil, respectively.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Value added tax

Sales revenue represents the invoiced value of oil, net of a value-added tax (“VAT”). All of the Company’s oil that is sold in the PRC is subject to a Chinese VAT at a rate of 17% on the gross sales price, except for Shengyuan, which the VAT rate is 3%. This VAT may be offset by VAT paid by the Company on investment and operating costs associated with oil production (“Input Tax”), except for Shengyuan, for which such Input Tax offsetting is not allowed, as Shengyuan is a Small-scale taxpayer in the PRC. The Company records its net VAT payable or VAT recoverable balance in the financial statements.

Stock-based compensation

The Company follows ASC 718. This statement requires a company to measure the cost of services provided by employees in exchange for an award of equity instruments to be based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with ASC 718 and ASC 505-50, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. For the nine months ended September 30, 2011 and 2010, the stock-based compensation amounted to $1,061,794 and $2,007,402, respectively. For the three months ended September 30, 2011 and 2010, the stock-based compensation amounted to $278,801 and $844,601.

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

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity. When retired, the excess of the cost of treasury stock over its par value is allocated between retained earnings and additional paid-in capital.

Segments

The Company operates in two segments: oil production and oilfield services (well drilling). Segment disclosure is presented in Note 10, “Segments.”

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset retirement obligation

ASC 410-20 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted in each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the unit-of-production method. Pursuant to our Oil Lease agreements with PetroChina, which terminate in 2022 and 2023, we do not recognize any asset retirement obligations for oil lease with PetroChina, because at the end of the lease term we are obligated to hand over to PetroChina all of the physical assets we have erected on the lease properties, including all wells, facilities and equipment. Regarding Shengyuan’s oil lease, as of September 30, 2011, Shengyuan only had three exploratory wells and management estimates the related assets retirement obligation be minimal; hence, no asset retirement liability had been accrued.

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which amends FASB ASC Topic 605. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that the new guidance will have on our Consolidated Financial Statements and the timing of our adoption.

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

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairment identified as a result of this guidance. These changes are not expected to have a material impact in the condensed consolidated financial statements.

NOTE 2—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application by public entities is not permitted. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact the Company’s consolidated financial statements.

NOTE 3—BUSINESS COMBINATION

In order to expand the Company’s oil extraction business, on January 19, 2011, the Company’s subsidiary Song Yuan Technical entered into a Share Transfer Agreement (the “Agreement”) with the stockholders (“Selling Stockholders”) of Shengyuan, a company organized and operating under the laws of the PRC. Pursuant to the Agreement, Song Yuan Technical acquired all of the Selling Stockholders’ interest in Shengyuan at a cash consideration of RMB70,000,000 (US$10,255,058) and the Company will issue to Bellini, a company owned by the former Shengyuan shareholders, a total of 5.8 million shares of the Company’s Common Stock with a fair value at issuance date of $24,360,000 (the “Purchase Price”) for 100% of the equity in Shengyuan held by the Selling Stockholders.

On April 21, 2011, the Company completed its acquisition of Shengyuan (the “Acquisition”). As a result of the Acquisition, Shengyuan became NEP’s subsidiary and the shareholders of Shengyuan received considerations comprising 1) RMB70,000,000 (approximately $10,255,058) and 2) an aggregate of 5,800,000 shares of NEP’s common stock (the “Acquisition Shares”). In addition, upon the completion of the Acquisition a former shareholder waived all rights to repayment of the amounts due to in the amount of $10,938,647. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

NOTE 3.—BUSINESS COMBINATION (continued)

The Acquisition of Shengyuan has been accounted for as a business combination under ASC 805. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the fair value of noncontrolling interest, and the amount of goodwill to be recognized as of the acquisition date. As the values of certain assets, liabilities and noncontrolling interest are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the Acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired, liabilities or noncontrolling interest assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill.

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

NOTE 3—BUSINESS COMBINATION (continued)

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

NOTE 4—NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net income attributable to NEP common stockholders
used in computing basis net income per share	$8,313	$6,857	$32,578	$53,590
Net income attributable to NEP common stockholders
used in computing diluted net income per share	$8,313	$6,857	$32,578	$53,590

Shares used in the computation of basic net income per share
(weighted average common stock outstanding)	35,548	29,829	32,576	29,192
Dilutive potential common stock:
Options and warrants	810	1,505	1,401	1,997
Shares used in the computation of diluted net income per share	36,358	31,334	33,977	31,189
Basic net income per share	$0.23	$0.23	$1.00	$1.84
Diluted net income per share	$0.23	$0.22	$0.96	$1.72

For the nine months ended September 30, 2011, 60,000 options and 2,650,000 warrants were included in the calculation under the treasury stock method as they were dilutive. For the three months ended September 30, 2011, 2,600,000 warrants were included in the calculation under the treasury stock method as they were dilutive.

NOTE 5—COMMITMENTS AND CONTINGENCIES

(A) Employee benefits

The full time employees of Song Yuan Technical, LongDe, Yu Qiao, Tiancheng and Shengyuan are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company did not accrue any liabilities for compensated absences earned for the nine months ended September 30, 2011 and 2010, respectively, because the amount cannot be reasonably estimated.

(B) Operating lease commitments

The Company leases office space from a stockholder, as well as land and office space from third parties under four operating leases which expire on September 20, 2023, January 20, 2015, February 1, 2012 and November 1, 2013, respectively.

As of September 30, 2011, the Company has outstanding commitments with respect to operating leases, which are due as follows:

Period/year ending December 31,
2011	$12,508
2012	48,649
2013	43,696
2014	14,708
2015	7,449
Thereafter	1,465
Total	$128,475

(C) Capital commitments

Sheugyuan has an oil exploration agreement with Sunite Right Banner Jianyuan Mining Co., Ltd. (“Jianyuan”) for its Durimu oil field in the Inner Mongolia Province of the PRC. The agreement requires minimum yearly investments in oil resources exploration of $1,563,673 (RMB10,000,000) through 2035. As of September 30, 2011, Shengyuan had outstanding commitments with respect to the above agreement, which are due as follows:

Period/year ending December 31,
2011	$1,563,673
2012	1,563,673
2013	1,563,673
2014	1,563,673
2015	1,563,673
Thereafter	29,709,782
Total	$37,528,147

NOTE 5—COMMITMENTS AND CONTINGENCIES (continued)

(C) Capital commitments (continued)

Additionally, Shengyuan has an oil exploration agreement with Jianyuan for the usage of oil exploration rights for its Durimu oil field through 2035. Under the agreement, the Company must make specified minimum payments yearly of $54,616 (RMB349,280). As of September 30, 2011, Shengyuan had outstanding commitments with respect to the above agreement, which are due as follows:

Period/year ending December 31,
2011	$-
2012	54,616
2013	54,616
2014	54,616
2015	54,616
Thereafter	1,037,703
Total	$1,256,167

Commitments for capital expenditures were approximately $38,784,314 as of September 30, 2011 related to oil field development and future work commitments in the Durimu oil field.

As of September 30, 2011, the Company has capital commitment in respect of capital injection to a PRC subsidiary of $13.6 million by February 2012.

(D) Legal proceedings

The Company is involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, all pending in the U.S. District Court for the Southern District of New York.  In addition naming the Company, these actions name as defendants certain of its officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on alleged breach of duty.

The six actions are entitled: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (MGC), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6193 (MGC), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (MGC), filed August 24, 2010.

The Court consolidated the three securities class actions as In re China North East Petroleum Holdings Limited Securities Litigation, 10 CV 4577 (MGC).  On March 22, 2011, the Company and the individual defendants filed motions to dismiss.  On October 6, 2011, the Court issued an order granting the motions to dismiss.  On October 11, 2011, as directed by the Court, the Court Clerk entered a judgment of dismissal of the actions in favor all defendants and closed the case.  Plaintiffs recently filed a notice of appeal.  No further activity has occurred at this juncture on the appeal.

Plaintiffs in the three shareholder derivatives filed an amended complaint on February 22, 2011.  On April 20, 2011, the Company and defendant Robert Bruce, the only defendants served in the action, filed motions to dismiss.  After oral argument, the Court ordered dismissal of the consolidated actions and the Clerk entered judgment dismissing the action on May 27, 2011.  Plaintiffs thereafter filed a motion to alter the judgment on June 1, 2011 in an attempt to re-open the action.  The Court denied this motion too, on July 8, 2011, without oral argument.  On August 5, 2011, Plaintiffs in each of the three shareholder derivative actions filed notices of appeal.  No further activity has occurred in connection with these appeals.

NOTE 6—REGISTRATION PAYMENT ARRANGEMENTS

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

On March 12, 2011, the Company entered into an agreement with the investor (“Harmony Agreement”) pursuant to which, the investor agreed to waive all penalties incurred under the Registration Rights Agreement in the amount of $1,163,333 and to relieve the Company from any further obligations to register securities on behalf of the investor. In consideration for the waiver, the Company agreed to lower the exercise price of two tranches of warrants (totaling 500,000 warrants) issued to the investor in 2009 from $2.00 and $2.35, respectively to $0.01 and 100,000 warrants issued in 2008 from $2.35 to $0.01 (collectively referred as the “Lotusbox Warrants”). The investor was also granted the right to cashless exercise the Lotusbox Warrants. As a result of signing the Harmony Agreement, the Investor and the Company mutually released each other from all claims and liabilities, known or unknown, either may have against the other based on or arising under the Note Redemption and Termination Agreement dated January 11, 2010 and the two related warrant agreements dated March 28, 2010, including but without limitation with respect to any penalties for alleged failure to register securities on behalf of the investor. As of December 31, 2010, included in the warrant liabilities, was an accrued penalty to an investor as a result of the Company's failure to file a registration statement in the amount of $1,163,333.

NOTE 7—STOCK-BASED COMPENSATION

Stock options

During nine months ended September 30, 2011, the Company granted its employees 100,000 common stock options qualified under the Company’s 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”). As of September 30, 2011, stock options granted under the 2006 Plan to purchase 590,000 shares of its Common Stock (the “Options”) at an exercise price from $2.94 to $5.50 per share were outstanding. With respect to 280,000 of the outstanding stock options, 25%  vest upon grant and 25% vest every three months thereafter, and these stock options with an expiration date of ten years after the grant date if unexercised at that time. With respect to 310,000 of the outstanding stock options, 50% vest upon grant and 50% vest on the first anniversary of the grant date, with an expiration date of ten years after the grand date if unexercised at that time.

The 2006 Plan authorizes the issuance of up to 2,500,000 common stock equivalents (stock options, restricted stock and stock grants). As of September 30, 2011, the Company had 120,000 remaining share equivalents available for grant under the 2006 Plan. The Company settles employee stock option exercises with newly issued common stock.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
5 years	239%-316%	-%	0.90%-3.42%	$2.94-$5.50

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.
-
Risk Free Interest Rate: Risk-free interest rate of 0.90%-3.42% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life: Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method (the mid-point) as these awards meet the definition of "plain-vanilla.”

NOTE 7—STOCK-BASED COMPENSATION (continued)

Stock compensation expense is recognized based on awards expected to vest. There was no estimated forfeiture as the Company has a short history of issuing options. ASC 718-10 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

As of September 30, 2011, the total unamortized compensation expense related to stock based compensation was $1,225,372 and will be amortized over the respective remaining vesting periods.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2010	180,000	$4.32
Granted	100,000	3.09
Forfeited	-	-
Exercised	-	-
Balance, September 30, 2011	280,000	$3.89
Exercisable as of September 30, 2011	100,000	$3.38

The following is a summary of the status of options outstanding as of September 30, 2011:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Exercisable Options Number
$4.05	40,000	6.67 years	40,000
$2.94	60,000	7.67 years	60,000
$5.50	80,000	8.73 years	-
$3.38	60,000	9.67 years	-
$3.07	20,000	9.75 years	-
$2.26	20,000	9.89 years	-
	280,000		100,000

NOTE 8—STOCKHOLDERS’ EQUITY

Warrants

The Company’s outstanding warrants as of September 30, 2011 are as follows:

	Date of issue	Expiration date	Exercise price	Outstanding Warrants
Warrant 1	February 28, 2008	February 28, 2013	$2.35	2,000,000
Warrant 2	April 29, 2009	April 29, 2013	$2.65	50,000
Warrant 3	September 15, 2009	March 15, 2012	$6.00	778,261
Warrant 4	September 10, 2009	September 10, 2014	$6.00	80,000
Warrant 5	December 11, 2009	September 9, 2014	$8.10	58,910
Warrant 6	December 17, 2009	June 17, 2012	$8.10	392,728
Warrant 7	February 28, 2008	February 28, 2013	$0.01	100,000
Warrant 8	March 5, 2009	March 5, 2013	$0.01	500,000
Total:				3,959,899

NOTE 8—STOCKHOLDERS’ EQUITY (continued)

The Company treats these warrants as liabilities under ASC 815-40 and accordingly records the warrants at fair value with changes in fair values recorded in the profit or loss until such time as the warrants are exercised or expired. The fair values of these warrants were $12,793,182 as of December 31, 2010 and $3,005,467 as of September 30, 2011. As of December 31, 2010, included in the warrant liabilities, was an accrued penalty to an investor as a result of the Company's failure to file a registration statement in the amount of $1,163,333 which was resolved on March 12, 2011 (See Note 6). For the three and nine months ended September 30, 2011 and 2010, the Company recorded a gain of $2,755,375, $81,430, and $10,951,048 and $25,520,596, respectively, in changes in the fair value of the warrants in profit or loss.

The Company estimates the fair value of these warrants using the Black-Scholes-Merton option model and the following assumptions:

September 30, 2011
Market price and estimated fair value of common stock:	$2.01
Exercise price:	$0.01 – $8.10
Remaining contractual life (years):	0.46 – 2.95
Dividend yield:	–
Expected volatility:	70.07% – 155.73%
Risk-free interest rate:	0.06% – 0.96%

NOTE 9—RELATED PARTY TRANSACTIONS

a)	As of September 30, 2011 and December 31, 2010, the Company owed a related party $15,637 and $15,124, respectively, which obligations are unsecured, interest-free and payable on demand.
b)	As of September 30, 2011 and December 31, 2010, the Company owed a stockholder $3,172,059 and $2,662,035, respectively, which obligations are unsecured, interest-free and payable on demand.
c)	The Company paid a stockholder $3,501, $3,512, $10,503 and $10,536 for leased office space for the three and nine months ended September 30, 2011 and 2010, respectively.

NOTE 10—SEGMENTS

The Company follows ASC 280 – Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company operates in two reportable segments; exploration and production of crude oil (“Crude oil”) and contract land drilling of oil wells (“Contract drilling”). The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2011	2010	2011	2010
Revenue:
Crude oil	$18,404	$9,853	$52,545	$41,890
Contract drilling	5,385	10,133	17,281	34,731
Total revenue	$23,789	$19,986	$69,826	$76,621

Gross profit:
Crude oil	$6,921	$6,123	$27,084	$27,307
Contract drilling	3,473	6,592	10,192	20,874
Total gross profit	$10,394	$12,715	$37,276	$48,181

Income from operations:
Crude oil	$5,434	$5,060	$23,373	$23,742
Contract drilling	3,231	5,375	9,949	19,407
Total income from operations	8,665	10,435	33,322	43,149
Corporate and other	2,818	111	11,136	25,507
Net income before income taxes	$11,483	$10,546	$44,458	$68,656

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

2011 Overview

During the first nine months of 2011, we completed the acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”), a company organized and operating under the PRC. Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

The Company’s crude oil production in the first nine months of 2011 was 480,040 barrels (based on 7.315 Bbls to the ton). The Company’s crude oil production for the quarter ended September 30, 2011 decreased slightly to 155,552 barrels from 161,498 barrels in the second quarter of 2011. The number of wells in production during the three months ended September 30, 2011 remained the same at 295 wells as of September 30, 2011 and June 30, 2011.

The Company’s Tiancheng drilling subsidiary drilled 93 wells with a total drilling depth of 152,498 meters in the first nine months of 2011 compared to 156 wells and 243,730 meters in the first nine months of 2010, a decrease of 40% and 37%, respectively.  Drilling activity decreased in the first nine months of 2011 due to decreased drilling activity in January and February as a result of extended vacations granted to the drilling crews over the Chinese New Year holidays in January and February 2011 as well as the fact that two of our drilling rigs were transported from our Jilin oilfields to Inner Mongolia Province thereby reducing the overall utilization rate of our rigs. The Company’s drilling activity decreased by 24% in the third quarter compared to the second quarter of 2011 primarily because of the transportation of two of our drilling rigs to Inner Mongolia Province thereby reducing the number of wells drilled and the overall drilling depth. In the September 30, 2011 quarter, the Company’s drilling subsidiary, Tiancheng, completed drilling contracts for 27 wells with a total drilling depth of 46,354 meters compared to 40 wells drilled with a total drilling depth of 60,817 meters in the June 30, 2011 quarter.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three and nine months ended September 30, 2011 and 2010. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Production and Cost Information

Production volumes, average prices received and cost per barrel equivalent for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
Qian’an 112 Oilfield	2011	2010
Oil Production (Bbl)	152,473	133,389
Average Sale Price ($/Bbl)	$118	$72
Hetingbao 301 Oilfield
Oil Production (Bbl)	2,212	1,252
Average Sale Price ($/Bbl)	$118	$72
Daan 34 Oilfield
Oil Production (Bbl)	--	460
Average Sale Price ($/Bbl)	$--	$72
Gudian 31 Oilfield
Oil Production (Bbl)	867	372
Average Sale Price ($/Bbl)	$118	$72
(Note: 1 Ton = 7.315 Bbls, Exchange rate 1 USD = 6.4132 RMB for average rate in 2011)

The following table shows the oil segment and drilling segment revenues and expenses for the above mentioned oil properties for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010

REVENUE
Sales of crude oil	$18,404,050	$9,853,426
Drilling revenue	5,384,719	10,132,841
Total Revenue	23,788,769	19,986,267

COST OF REVENUE
Crude oil extraction costs	4,034,400	932,168
Drilling costs	1,387,857	3,059,478
Depreciation, depletion and amortization of oil properties	3,081,501	1,294,078
Depreciation of drilling equipment	515,047	481,385
Amortization of land use rights	8,695	7,937
Government oil surcharge	4,366,785	1,495,917
Total Cost of Revenue	13,394,285	7,270,963

GROSS PROFIT	10,394,484	12,715,304

OPERATING EXPENSES
Selling, general and administrative expenses	940,843	2,026,155
Professional fees	685,295	160,000
Depreciation of fixed assets	102,979	94,404
Total Operating Expenses	1,729,117	2,280,559

INCOME FROM OPERATIONS	8,665,367	10,434,745

OTHER INCOME (EXPENSE)
Other income	267	1,319
Other expense	(8,269)	-
Interest expense	-	(2,246)
Interest income	69,772	30,996
Change in fair value of warrants	2,755,375	81,430
Total Other Income, net	2,817,145	111,499

NET INCOME BEFORE INCOME TAXES	11,482,512	10,546,244
Income tax expense	(2,412,101)	(2,851,199)
NET INCOME	9,070,411	7,695,045
Less: net income attributable to noncontrolling interest	(757,720)	(837,903)
NET INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	8,312,691	6,857,142

Revenue. Total revenue for the three months ended September 30, 2011 (the “Current Quarter”) was $23,788,769 compared to $19,986,267 for the three months ended September 30, 2010 (the “Comparable Quarter”), an increase of $3,802,502, or 19%. This increase was mainly due to increased oil production and higher oil prices in the Current Quarter.

Crude Oil Segment. Revenue from the sale of crude oil increased by 87% to $18,404,050 in the Current Quarter, compared to $9,853,426 in the Comparable Quarter. The increase in our revenue in the Current Quarter was the result of both increased oil production and higher oil prices. The Company’s crude oil production increased 15% from 135,473 barrels in the Comparable Quarter to 155,552 barrels in the Current Quarter. Oil production in the Current Quarter was not affected by flooding which severely impacted oil production in the Comparable Quarter. In addition, average sales price per barrel (Bbl) increased 63.9% from $72 Bbl in the Comparable Quarter to $118 Bbl in the Current Quarter.

Contract Drilling Segment. The number of wells drilled and the total drilling depth achieved by our Tiancheng drilling subsidiary for the Current Quarter decreased by 40% and 34% to 27 wells with a total drilling depth of 46,354 meters compared to 45 wells and 70,493 meters, respectively, in the Comparable Quarter. Drilling revenue in the Current Quarter was $5,384,719, a 47% decrease compared to $10,132,841 in the Comparable Quarter. The decline in revenue from our contract drilling segment was primarily due to PetroChina’s decision in the Current Quarter to supply the drilling materials instead of purchasing the materials from us, which resulted in reduced overall contract prices received from PetroChina.  In addition, two of our drilling rigs were transported a substantial distance from Jilin Province to Inner Mongolia Province during the quarter which reduced the overall utilization rate of our rigs thereby reducing the number of wells drilled and the overall drilling depth.

Cost of revenue.  Cost of revenue increased by 84%, from $7,270,963 for the Comparable Quarter to $13,394,285 for the Current Quarter. Although drilling costs declined from $3,059,478 in the Comparable Quarter to $1,387,857 in the Current Quarter as a result of PetroChina’s decision to supply the drilling materials instead of purchasing them from us, it was offset by increased oil extraction costs, oil properties depreciation depletion and amortization costs, and increased government oil surcharge, mainly due to higher oil sale price and increased consumer price index (“CPI”) resulting from higher inflation. For the Current Quarter, the Company paid an oil surcharge of $4,366,785 to the PRC government compared to $1,495,917 for the Comparable Quarter. Under a regulation introduced in June 2006, a surcharge is imposed on the portion of the selling price of crude oil as set forth in the table below.

Crude Price $/Bbl	Surcharge Rate
$40-45	20%
$45-50	25%
$50-55	30%
$55-60	35%
Above $60	40%

For example, if the MOPS China Spot oil price is $57 per barrel, the oil surcharge is $4.45 per barrel ($1+$1.25+$1.5+$0.7); if the oil price is $75 per barrel, the oil surcharge is $11.5 per barrel ($1+$1.25+$1.5+$1.75+$6).  The average oil price received during the three months ended September 30, 2011 increased to $118 per Bbl compared to $72 per Bbl for the prior year period.

Operating Expenses. Operating expenses totaled $1,729,117 for the Current Quarter, compared to $2,280,559 for the Comparable Quarter, a decrease of 24%. The decrease was primarily due to the decrease in selling, general and administrative expenses.

Other Income. Total other income for the Current Quarter increased by 2427% to $2,817,145 compared to total other income of $111,499 for the Comparable Quarter. This increase was primarily the result of a change in the fair value of warrants as a result of a change in our stock price. The fair value change of warrants increased to $2,755,375 in the Current Quarter from $81,430 in the Comparable Quarter.

Net Income Attributable to NEP common stockholders. Net income attributable to NEP common stockholders for the Current Quarter was $8,312,691 compared to $6,857,142 in the Comparable Quarter. The increase is primarily the result of an increase in our revenue due to increased crude oil production output and average sales price, as well as increase in our other income as a result of a change in the fair value of warrants.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Production and Cost Information

Production volumes, average prices received and cost per barrel equivalent for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine months Ended September 30,
Qian’an 112 Oilfield	2011	2010
Oil Production (Bbl)	471,425	551,338
Average Sale Price ($/Bbl)	$109	$74
Hetingbao 301 Oilfield
Oil Production (Bbl)	5,875	5,018
Average Sale Price ($/Bbl)	$110	$74
Daan 34 Oilfield
Oil Production (Bbl)	76	1,955
Average Sale Price ($/Bbl)	$109	$74
Gudian 31 Oilfield
Oil Production (Bbl)	2,663	3,564
Average Sale Price ($/Bbl)	$109	$74

(Note: 1 Ton = 7.315 Bbls, Exchange rate 1 USD = 6.4132 RMB for average rate in 2011)

The following table shows the oil segment and drilling segment revenues and expenses for the above mentioned oil properties for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010

REVENUE
Sales of crude oil	$52,544,503	$41,890,415
Drilling revenue	17,281,256	34,731,330
Total Revenue	69,825,759	76,621,745

COST OF REVENUE
Crude oil extraction costs	7,544,893	3,024,158
Drilling costs	5,550,003	12,420,196
Depreciation, depletion and amortization of oil properties	5,890,206	5,037,116
Depreciation of drilling equipment	1,514,432	1,436,443
Amortization of land use rights	25,173	23,684
Government oil surcharge	12,025,129	6,498,555
Total Cost of Revenue	32,549,836	28,440,152

GROSS PROFIT	37,275,923	48,181,593

OPERATING EXPENSES
Selling, general and administrative expenses	2,120,076	4,394,310
Professional fees	1,569,191	352,734
Depreciation of fixed assets	264,306	285,826
Total Operating Expenses	3,953,573	5,032,870

INCOME FROM OPERATIONS	33,322,350	43,148,723

OTHER INCOME (EXPENSE)
Other income	14,754	10,839
Other expense	(13,349)	(74,882)
Interest expense	-	(26,980)
Interest income	183,126	77,616
Change in fair value of warrants	10,951,048	25,520,596
Total Other Income, net	11,135,579	25,507,189

NET INCOME BEFORE INCOME TAXES	44,457,929	68,655,912
Income tax expense	(9,185,664)	(11,626,300)
NET INCOME	35,272,265	57,029,612
Less: net income attributable to noncontrolling interest	(2,694,598)	(3,439,993)
NET INCOME ATTRIBUTABLE TO NEP COMMON
STOCKHOLDERS	32,577,667	53,589,619

Revenue. Total revenue for the nine months ended September 30, 2011 (the “Current Period”) was $69,825,759 compared to $76,621,745 for the nine months ended September 30, 2010 (the “Prior Period”), a decrease of $6,795,986, or 9%. This decrease was mainly due to a decrease in revenue from our contract drilling segment, offset by an increase in crude oil revenue due to oil higher prices.

Crude Oil Segment.  Revenue from our crude oil segment increased by 25% from $41,890,415 in the Prior Period to $52,544,503 in the Current Period as a result of a 47% increase in oil prices.  During the Current Period, the average oil price received increased to $109 per Bbl compared to $74 per Bbl for the Prior Period.  Crude oil production in the Current Period declined 15% from 561,875 barrels in the Prior Period to 480,040 barrels in the Current Period primarily due to the fact that no additional wells were drilled in our Jilin fields in the Current Period and the effect of the natural depletion of each well in production.  In addition, during the Current Period 30 wells were taken off-line on a short-term basis in order to conduct fracture work.

Contract Drilling Segment. The number of wells drilled and the total drilling depth achieved by our Tiancheng drilling subsidiary for the Current Period declined by 40% and 37% to 93 wells with a total drilling depth of 152,498 meters compared to 156 wells and 243,730 meters, respectively in the Prior Period. Drilling revenue in the Current Period was $17,281,256, a 50% decrease compared to $34,731,330 in the Prior Period. The decline in revenue from our contract drilling segment was due to decreased drilling activity in January and February as a result of extended vacations granted to the drilling crews over the Chinese New Year holidays and lower utilization of our drilling rigs later in the Current Period. In addition, PetroChina’s decision to supply the drilling materials instead of purchasing the materials from us resulted in reduced overall contract prices received from PetroChina.

Cost of revenue. Cost of revenue increased by 14% to $32,549,836 for the Current Period from $28,440,152 for the Prior Period. Although drilling costs declined from $12,420,196 in the Prior Period to $5,550,003 in the Current Period as a result of PetroChina’s decision to supply the drilling materials instead of purchasing them from us, it was offset by increased oil extraction costs and increased government oil surcharge mainly due to higher oil prices and increased consumer price index (“CPI”) resulting from higher inflation. For the Current Period, the Company paid an oil surcharge of $12,025,129 to the PRC government compared to $6,498,555 paid in the Prior Period.

Operating Expenses. Operating expenses totaled $3,953,573 for the Current Period, compared to $5,032,870 for the Prior Period, a decrease of 21%. The decrease was primarily due to a decrease in selling, general and adminstrative expenses.

Other Income. Total other income for the Current Period decreased by 56% to $11,135,579 compared to total other income of $25,507,189 for the Prior Period. This decrease was primarily the result of a change in the fair value of warrants as a result of a change in our stock price. The change in fair value of warrants decreased to $10,951,048 in the Current Period from $25,520,596 in the Prior Period.

Net Income Attributable to NEP common stockholders. Net income attributable to NEP common stockholders for the Current Period was $32,577,667 compared to $53,589,619 in the Prior Period. The decrease is primarily the result of a decrease in other income as a result of a change in the fair value of warrants.

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

During the nine months ended September 30, 2011 (“Current Period”), we had net income of $35,272,265, net cash provided by operating activities of $34,753,606, net cash used in investing activities of $10,466,321, and net cash provided by financing activities of $660,024. Of the net cash used in investing activities, the Company used net cash of $10,254,276 to acquire Shengyuan, a company organized and operating under the laws of the PRC with exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia.

As of September 30, 2011, we had $88,035,030 in cash and cash equivalents, an increase of 44% from $60,974,007 as of September 30, 2010. Outstanding debt obligations were comprised of loans from a related party Mr. Ai Changshan, a third party Mr. Sun Longhan and a shareholder Mr. Wang Hongjun as of September 30, 2011 totaling $4,687,696.

Net cash provided by operating activities was $34,753,606 for the Current Period compared to $26,909,019 for the Prior Period. The increase in net cash provided by operating activities was the result of a number of changes in our operating accounts that we have less add back for charge of change in fair value of warrants and less in increase of accounts payable.

Net cash used in investing activities was $10,466,321 compared to $1,757,868 in the Prior Period as a result of the acquisition of Shengyuan in April 2011.

Net cash provided by financing activities was $660,024 in the Current Period compared to net cash used in financing activities of $4,526,986 for the Prior Period primarily due to the repayment of a secured debenture in the amount of $8,696,260 in the Prior Period.

Changes in Capital Commitments

On April 21, 2011, the Company completed its acquisition of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co. Limited (“Shengyuan”). Shengyuan has exclusive oilfield exploration and drilling rights to the Durimu oilfield in Inner Mongolia, PRC pursuant to an oil exploration agreement between Shengyuan and Sunite Right Banner Jianyuan Mining Co., Ltd. (“Jianyuan”). The oil exploration agreement requires minimum yearly investments in oil resources exploration of $1,563,673 (RMB10,000,000) through 2035. As of September 30, 2011, Shengyuan’s total outstanding commitment for capital expenditures under this agreement for oil field exploration and development in the Durimu field through 2035 was $37,528,147.

Additionally, under the oil exploration agreement the Company is required to make specified minimum annual royalty payments of $54,616 (RMB349,280). As of September 30, 2011, Shengyuan had total outstanding minimum royalty payment commitments under this agreement of $1,256,167.

The organizational documents of the Company’s PRC subsidiary Songyuan North East Petroleum Technical Services Co. Ltd. (“Song Yuan Technical”) as filed with the provincial government of Jilin Province, includes a registered capital commitment of $13.6 million. Under the rules and regulations of the PRC, the Company is required to make this capital commitment by February 2012. The Company, however, can amend its organizational documents to reduce the amount of the registered capital commitment or obtain an extension of time in which to pay the registered capital commitment.

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

We have achieved increased production and revenue from our four oilfields as a result of our significant investments in these areas. As of September 30, 2011, we have drilled 295 wells out of the 675 wells that we believe can be drilled in our four Jilin oilfields. For the next six months we intend to focus most of our development efforts on the exploration and development of our Durimu oilfields.  However, we also intend to continue to develop our Jilin oilfields as our resources allow.

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

We just completed the first stage of our exploration work in the Durimu oilfield.  However, there is still more exploration work to be done before we can move into the development stage. We have sent two of our drilling teams to the Durimu oilfield to fulfill our exploration obligations and we may send more of our drilling teams if the circumstances require.  For at least the next six months we intend to focus most of our efforts on continued exploration work in the Durimu oilfield and we do not expect the Durimu oilfields to contribute any significant oil production during this period.

Operating Expense Trends

Costs associated with oil well drilling, improvement (e.g. fracturing and water injection), and maintenance in the northeastern Chinese and Inner Mongolia oil fields where we operate have remained relatively constant over the past year. Similarly, service rates charged by oil field service companies have remained relatively constant over the past year. We are also generally somewhat buffered from changes in world oil prices due to the impact of the government oil surcharge tax. When prices rise, the amount of oil surcharge tax that we are required to pay increases; conversely price declines reduce the amount of oil surcharge tax. In the Current Quarter, the approximate amount of oil surcharge tax we paid was $4,366,785, as compared to $1,495,917 in the Comparable Quarter.

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

Ceiling Test

Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to profit or loss. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings.

The risk that we will be required to write down the carrying value of crude oil properties increases when crude oil prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts with us. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil price may have increased the ceiling applicable to the subsequent period.

Estimates of our proved reserves are based on the quantities of oil that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our reserve estimates and the projected cash flows are derived from these reserve estimates, in accordance with SEC guidelines by an independent engineering firm based in part on data provided by us. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgment of the persons preparing the estimate. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

It should not be assumed that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with new SEC requirements, the cost ceiling represents the present value (discounted at 10%) of net cash flows from sales of future production using the average price over the prior 12-month period.

The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost projects.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which amends FASB ASC Topic 605. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that the new guidance will have on our Consolidated Financial Statements and the timing of our adoption.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application by public entities is not permitted. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Petroleum Price Risk

Our major market risk exposure continues to be the price of petroleum. Our revenue and profitability depend substantially upon the price paid for our petroleum by PetroChina.  Currently, PetroChina pays the Company a price per barrel equal to the monthly mean price calculated from the Mean of Platts Singapore (“MOPS”) daily price for sour, heavy Indonesian crude, as measured during the previous month.  We currently do not have any hedge positions in place to reduce our exposure to changes in petroleum prices.

Interest Rate Risk

We currently do not have any long-term or short-term outstanding debt that is subject to interest rate risk. We had no interest-bearing debt as of September 30, 2011.  We had interest-free short-term debt outstanding to related parties in the aggregate of $3,187,696 at September 30, 2011 and interest-free short-term debt outstanding to unrelated parties in the aggregate of $1,500,000 at September 30, 2011. These amounts are interest-free and payable on demand. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rate Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a $4,395,481 foreign currency translation gain to increase our equity account for the nine months ended September 30, 2011, to reflect the net impact of the fluctuation of RMB against USD.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in six legal actions, three of which are securities class actions and three of which are shareholder derivative actions, all pending in the U.S. District Court for the Southern District of New York.  In addition naming the Company, these actions name as defendants certain of its officers and directors. The three class actions assert claims under the federal securities laws and the three derivative actions assert common law claims based on alleged breach of duty.

The six actions are entitled: (1) Rosado v. China North East Petroleum Holdings Limited, et al., 10 CV 4577 (MGC), filed June 11, 2010; (2) Weissmann v. China North East Petroleum Holdings Limited, et al., 10 CV 4775 (MGC), filed June 18, 2010; (3) Moore v. China North East Petroleum Holdings Limited, et al., 10 CV 5263 (MGC), filed July 9, 2010; (4) Strickland v. Hongjun, et al., 10 CV 5445 (MGC), filed July 19, 2010; (5) Drobner v. Hongjun, et al., 10 CV 6193 (MGC), filed August 23, 2010; and (6) Nicoln v. Hongjun, et al., 10 CV 6344 (MGC), filed August 24, 2010.

The Court consolidated the three securities class actions as In re China North East Petroleum Holdings Limited Securities Litigation, 10 CV 4577 (MGC).  On March 22, 2011, the Company and the individual defendants filed motions to dismiss.  On October 6, 2011, the Court issued an order granting the motions to dismiss.  On October 11, 2011, as directed by the Court, the Court Clerk entered a judgment of dismissal of the actions in favor all defendants and closed the case.  Plaintiffs recently filed a notice of appeal.  No further activity has occurred at this juncture on the appeal.

Plaintiffs in the three shareholder derivatives filed an amended complaint on February 22, 2011.  On April 20, 2011, the Company and defendant Robert Bruce, the only defendants served in the action, filed motions to dismiss.  After oral argument, the Court ordered dismissal of the consolidated actions and the Clerk entered judgment dismissing the action on May 27, 2011.  Plaintiffs thereafter filed a motion to alter the judgment on June 1, 2011 in an attempt to re-open the action.  The Court denied this motion too, on July 8, 2011, without oral argument.  On August 5, 2011, Plaintiffs in each of the three shareholder derivative actions filed notices of appeal.  No further activity has occurred in connection with these appeals.

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

China-based companies listed on U.S. stock exchanges have increasingly become the subject of negative media reports. These reports often focus on discrepancies between financial information set forth in such a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. The price of our common stock may be adversely affected if we are associated with such companies or become the subject of such negative media reports.

During the second half of 2010 and continuing into 2011, numerous media reports in the United States and elsewhere made negative claims or suggestions regarding China-based companies listed on U.S. stock exchanges, including claims and suggestions relating to the accuracy and completeness of such companies’ financial information. Many of these reports appear to have been based, at least in part, on discrepancies between financial information set forth in a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. In 2011 we were the subject of a negative media report, which had a negative impact on the price of our common stock.

We can offer no assurance that the financial information set forth in our filings with the SEC will be substantially similar to the financial information set forth in the filings that our subsidiaries are required to make with the PRC’s States Administration for Industry and Commerce, because the financial information:

•
we are required to include in our filings with the U.S. SEC is prepared in accordance with U.S. GAAP, whereas the financial information that our subsidiaries are required to include in their filings with the PRC’s State Administration for Industry and Commerce is prepared in accordance with PRC GAAP;

•	our subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce do not reflect our consolidated financial information as a whole; and

•
our subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce may relate to different periods compared to the financial information set forth in our filings with the U.S. SEC.

Any discrepancies between the financial information we disclose in our U.S. SEC filings and the financial information set forth in the filings that our subsidiaries are required to make with the PRC’s State Administration for Industry and Commerce due to the above factors, or otherwise, may be identified by short sellers or media who may publish negative claims or suggestions about us or our financial results, which could negatively affect the price of our common stock.

All of our Crude Oil segment revenue and a substantial majority of our Contract Drilling segment revenue in the current period is derived from a single customer, PetroChina.  If PetroChina were to reduce the amount of crude oil or drilling services it purchases from us, our business, financial condition and results of operations would be substantially harmed.

PetroChina accounted for 100% of our Crude Oil segment revenue and a substantial majority of our Contract Drilling segment revenue for the nine months ending September 30, 2011. We currently depend, and expect to continue to depend, upon PetroChina for a significant percentage of our revenue. In 2011 our contract drilling revenues significantly declined due to PetroChina’s decision to supply its own drilling materials instead of purchasing drilling materials from us. In addition, PetroChina’s purchases of contract drilling services substantially depends upon PetroChina’s drilling activity and plans.  We do not have any long-term drilling contracts with PetroChina.  If PetroChina were to reduce its drilling activities or were to purchase drilling services from another party, our business, financial condition and results of operations would be substantially harmed.  In addition, pursuant to our oil exploration leases with PetroChina, we are required to sell all of our oil production to PetroChina.  If PetroChina were to reduce their purchases of our oil production, our business, financial condition and results of operations would be substantially harmed.

The loss of any of our oil field properties could have a significant negative impact on our financial condition and results of operations.

Four out of five of our oil field properties are held pursuant to Cooperative Development Contracts with PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch. If we fail to meet the specific requirements of any of these agreements, PetroChina may terminate them.  The termination of these agreements could have a significant negative impact on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2011.

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2011 – July 31, 2011	--	$ --	--	$ 5,000,000
August 1, 2011 – August 31, 2011	9,400	$ 2.12	9,400	$ 4,980,072
September 1, 2011 – September 30, 2011	12,050	$ 2.49	12,050	$ 4,950,000
Total	21,450	$ 2.33	21,450	$ 4,950,000
 (1) As of June 9, 2011, the Company’s Board of Directors authorized a total of $5 million for the repurchase of the Company’s common stock. The number of shares purchased and the timing of purchases were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTH EAST PETROLEUM HOLDINGS LTD.

Dated: November 8, 2011	By:	/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer
Principal Executive Officer

Dated: November 8, 2011	By:	/s/ Shaohui Chen
Shaohui Chen
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer