Form 10-K/A
period 2010-12-13
CHINA NORTH EAST PETROLEUM HOLDINGS LTD
filed 2012-10-12
CIK 787251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Documents Incorporated by Reference

None

Explanatory Note

China North East Petroleum Holdings Limited (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 and amended on June 14, 2011 and September 9, 2011(the “Original Form 10-K”), to respond to comments of the Securities and Exchange Commission dated October 26, 2011.

Part I. Item 1. “Business – Preparation of Reserves Estimates” of the Form 10-K has been revised to provide additional disclosures regarding internal controls utilized in the reserve estimation process and changes in proved undeveloped reserves.

Part II. Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 10-K has been revised to provide discussions of the Company’s 2008 financial condition, changes in financial condition, and results of operations, including an analysis for each of the Company’s reportable segments as well as the consolidated result of operations.

Part II. Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 10-K has also been revised to include changes to “Critical Accounting Policies and Estimates” has been revised to expand on the discussion assumptions and estimates used in ceiling cost calculations, the nature of these assumptions and estimates, how they were arrived at, their historical accuracy, and whether they are reasonably likely to change in the future.

Part II. Item 7A.  “Quantitative and Qualitative Disclosures About Market Risk” of the 10-K has been revised to provide additional information regarding the Company’s foreign currency exchange rate risk.

Part II. Item 9A.  “Controls and Procedures” of the 10-K has been revised to provide additional information regarding the Company’s changes to internal controls.

Part IV. Item 15. “Exhibits and Financial Statement Schedules” has been revised to include changes to Note 24 of the Notes to the Consolidated Financial Statements, including changes to the following tables:  Oil and Natural Proved Reserve; Capitalized Costs Relating to Oil and Natural Gas Producing Activities; Cost Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities; Results of Operations for Oil and Gas Producing Activities, and; Standardized Measure of Discounted Future Cash Flow relating to Proved Oil and Natural Gas Reserves (in millions).

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

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

	Part I	Page
Item 1.	Business	2

	Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 9A.	Controls and Procedures	26

	Part III

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	29

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

Preparation of Oil and Gas Reserves Estimates

Preparation of Reserves Estimates

Our fiscal year-end petroleum reserves report was prepared by Ralph E. Davis, based upon its review of the property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sales of production, geoscience and engineering data, and other information we provide to them. The information we provided was reviewed by knowledgeable officers, employees and consultants to the Company, including the Chief Engineer, Xiang Zhang, in order to ensure accuracy and completeness of the data prior to its submission to Ralph E. Davis.

Upon analysis and evaluation of data provided, Ralph E. Davis issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our internal reserves engineer and our Chief Executive Officer for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S-X. Once all questions have been addressed, Ralph E. Davis issues the final appraisal report, reflecting their conclusions.
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

Proved Undeveloped Reserves (PUDs)

At December 31, 2010, our proved undeveloped reserves (PUDs) totaled approximately 2.086 million barrels, an increase of approximately 285,000 barrels from 1.801 million barrels at December 31, 2009.  All of our PUDs at year-end 2010 were located in Jilin Province, People’s Republic of China.  No drilling occurred in our Jilin fields in 2010, so changes in PUDs that occurred during the year were due to an increase in the price of oil in 2010 calculated in accordance with Item 1203 of Regulation S-K. The price of oil used in our reserve reporting for the year ended December 31, 2010 was approximately $77 per barrel, compared to approximately $58 per barrel at December 31, 2009. This increase in price extends the production life of certain PUD locations, thereby increasing the future expected production volumes.

During 2010, no investments or progress, including capital expenditures, were made to convert PUD’s to proved developed reserves.

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
(Note: 1 Ton = 7.38 Bbls, Exchange rate 1 USD = 6.7695 RMB for 12 months moving average)

As of December 31, 2010, no wells were in the process of being drilled and no other related activities of material importance were occurring.

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

PART II

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

	2009	2008
Revenues, net	$64,658,085	$58,572,250
Operating Expenses	$40,270,092	$40,395,130
Income from Operations	$24,387,993	$18,177,120

Revenues. Revenues for 2009 increased 10% to $64,658,085 from $58,572,250 in 2008 as a result of the increase in oil production and higher oil prices and revenue generated by our newly acquired contract oil drilling entity, Tiancheng. During the whole year, the Company drilled 42 new oil wells in the four oilfields which are owned by the Company. The total number of producing wells increased from 247 in 2008 to 289 in 2009, a total increase of 17%. Total oil production for 2009 was 908,126 barrels, or approximately a 41% increase, as compared to 645,855 barrels in the same period in 2008 due to the increase in producing wells and the implementation of water flooding in the Qian’an 112 oil field. Oil prices in 2009 averaged RMB 2,824 per ton or approximately $55.97 per barrel, which represents a decrease of 41% over 2008 levels of RMB 4,845 per ton or approximately $94.29 per barrel.

Oilfield	2009 wells	2008 wells	2009 Production	2008 Production
Qian’an112	247	219	892,404	621,820
Hetingbao 301	18	14	9,482	16,626
Gudian31	12	7	3,796	5,821
Daan 34	12	7	2,444	1,588
Total	289	247	908,126	645,855

Company	2009 wells	2008 wells	2009 Production	2008 Production
Yu Qiao	271	233	898,644	629,230
LongDe	18	14	9,482	16,625

Cost of Revenue. Cost of revenue decreased by 4.4% from $23,574,326 for the year ended December 31, 2008 to $22,537,713 for the year ended December 31, 2009. The decrease was due to the lower oil prices which lead to a decrease in government surcharge despite an increase in production level in 2009. During 2009, our total number of producing wells increased from 247 in 2008 to 289 in 2009, a total increase of 17%. The company paid a special oil surcharge of $4,618,789 to the PRC government in 2009, while $11,105,325 was paid to the PRC government for the same period in 2008 as a result of lower oil prices. Depreciation, depletion and amortization of oil properties increased by 14% to $9,795,312 in 2009, compared to $8,609,508 in the same period in 2008 by the result of an increase in the number of producing wells.

There is a total drilling cost of $4,861,488 associates with 60 wells drilling program for the fiscal year 2009.

Operating Expenses. Operating expenses increased by 5.4% from $16,820,804 for the year ended December 31, 2008 to $17,732,379 for the year ended December 31, 2009. The increase in operating expenses resulted primarily from higher selling and administrative expenses, higher depreciation due to increased fixed assets and an increase in consultant fees related to financing activities. During 2009, the Company paid approximately $665,128 for consulting service in connection with financing activities and other professional services related to obligations of the Company as a U.S. publicly traded company, as compared with $599,939 in 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reserves.

All of the reserves data in this Form 10-K are estimates. Estimates of our crude oil and natural gas reserves are prepared by our qualified petroleum engineers in accordance with guidelines established by the SEC, including rule revisions designed to modernize the oil and gas company reserves reporting requirements, which we implemented effective December 31, 2009. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Uncertainties include the projection of future production rates and the expected timing of development expenditures. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserves estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered. In addition, economic predictability of reserves is dependent on the oil and gas prices used in the reserves estimate. We based our December 31, 2010 and 2009 reserves estimates on 12-month average commodity prices, unless contractual arrangements designate the price to be used, in accordance with SEC rules. However, oil and gas prices are volatile and, as a result, our reserves estimates will change in the future.

Estimates of proved crude oil and natural gas reserves significantly affect our depreciation depletion and amortization (DD&A) expense. For example, if estimates of proved reserves decline, the DD&A rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also cause us to perform an impairment analysis to determine if the carrying amount of crude oil and natural gas properties exceeds fair value and could result in an impairment charge, which would reduce earnings. In addition, a decline in estimates of proved reserves could prompt a goodwill impairment analysis.

Oil and Gas Properties.

Full cost method of accounting

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized and accumulated in pools on a country-by-country basis. DD&A is computed on a country-by-country basis, and capitalized costs are limited on the same basis through the application of a ceiling test. Gain or loss on the sale or other disposition of oil properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil properties generally results in higher capitalized costs and higher depreciation, depletion and amortization rates compared to the successful efforts method of accounting for oil properties.

The alternative method for accounting for crude oil and gas properties is the successful efforts method. Under the successful efforts method, costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find commercial quantities of proved reserves, and drill and equip development wells are capitalized. Proved property acquisition costs are amortized to expense by the unit-of-production method on a field-by-field basis based on total proved crude oil and natural gas reserves as estimated by our qualified petroleum engineers. Costs to drill and equip exploratory wells that find proved reserves and drill and equip development wells are also amortized to expense by the unit-of-production method on a field-by-field basis. These costs, along with support equipment and facilities, are amortized based on proved developed crude oil and natural gas reserves. We believe the full cost method is the more appropriate method to use in our accounting for oil and gas properties because it better represents the results of our operations taken on the whole.

Capitalized unproved properties

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

Depletion of proved oil properties is computed on the unit-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, net of salvage, are amortized over the total estimated proved reserves.  Furniture and fixtures, leasehold improvements, computer hardware and software, and other equipment are depreciated on the straight-line method, based upon estimated useful lives of the assets ranging from three to eight years.

Impairment of oil and gas properties

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. The full cost ceiling test is an impairment test to determine a limit, or ceiling, on the book value of oil properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; using an average price over the prior 12-month period held flat for the life of production plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an expense reflected in additional accumulated depreciation, depletion and amortization.

Impairment of oil properties for the years ended December 31, 2009 and 2008 were $13,837,108 and $13,184,103, respectively. No impairment loss was recognized for the year ended December 31, 2010. Assumptions used in the full cost ceiling calculation include the following (in thousands except for pricing information):

	2010	2009	2008

Oil price	$77.31	$58.54	$44.82

Net future oil production	$423,361	$358,969	$197,236
Estimated future development cost	(4,946)	(8,881)	(1,173)
Estimated future operating expense	(184,490)	(131,750)	(132,312)
Income tax expense	(42,207)	(39,142)	(209)
PV10 factor	(66,351)	(64,405)	(11,037)
Ceiling calculation	$125,367	$114,791	$52,505

The ceiling limit calculation is dependent on estimated reserves and oil and gas prices. Oil prices used in our ceiling test are derived pursuant to the SEC’s full cost rules. Estimated future operating costs are based on our historical costs. Estimated future development cost is based on our expected drilling program at the time, based on the current prices at that time. Income tax expense is based on the statutory tax rate, which has been 25%. Negative revisions in estimated reserve quantities or a sustained decline in prices could lead to an impairment charge in future periods. However, a 10% decline in production or oil prices would not have resulted in an impairment of our oil and gas properties as of December 31, 2010. Over the past five years, oil and gas prices have fluctuated significantly and may continue to fluctuate in future periods. These fluctuations may result in a future impairment charge.

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

Use of estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates include the value of the Company’s oil reserve quantities which are the basis for the calculation of the depletion, depreciation and amortization of oil properties and impairments of oil properties and estimates of the fair value of warrants.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.

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

In February 2010, FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements . ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company did not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies  (SEC Update) . ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The amendments in this Update should be effective with immediate effect. The Company expected the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial position.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update) . ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amends or rescinds portions of certain SAB topics. The amendments in this Update should be effective with immediate effect.  The Company expected the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial position.

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

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC, and our primary operational currency is the Chinese Renminbi (“RMB”).  Substantially all of our revenues and expenses are denominated in RMB.  However, we use the United States dollar for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China.  While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but may also have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.”

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

Changes in Internal Control over Financial Reporting.

During 2010, the Company implemented a number of actions to improve its control environment and to implement controls and procedures to ensure the integrity of financial reporting process.   Specifically, the Company:

•             retained an outside consulting firm with specialized knowledge in financial accounting and specific knowledge of oil industry accounting to assist us with the review and restatement of the financial statements in question;

•             implemented formal and informal training programs, particularly with respect to the accounting for non-cash items;

•             implemented improved procedures regarding the planning, procurement, oversight and verification of the purchase of goods and services, vendor contracts, and inventory management.

•             refined job descriptions and duty delegation;

•             strengthened accounting, monitoring and communications procedures, including with respect to cash management and account offsets and compliance with local laws governing internal cash control

Except as discussed above, there has not been any change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1 **
Distribution Agreement between Draco Holding Corporation and Jump’n Jax, dated April 30, 2004, is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2004.

2.2 **
Agreement for Share Exchange dated as of March 29, 2004, by and among Draco Holding Corp., Hong Xiang Petroleum International Holdings, Ltd., and the shareholders of Hong Xiang is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2004.

3.1 **	Articles of Incorporation are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.

3.2 **	By-laws are incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2001.

3.3 **	Certificate of Amendments to Articles of Incorporation is incorporated herein by reference from Registrant’s Information Statement on Form 14C filed with the SEC on May 26, 2004.

3.4 **	Certificate of Amendments to Articles of Incorporation filed with the Secretary of State of Nevada on September 12, 2005

3.5 **	Amended and Restated By-laws are incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2008.

4.1 **	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on February 27, 2006.

4.2 **	8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

4.3 **	Form of Series A and C Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

4.4 **	Form of Series B Common Stock Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

4.5 **	Form of Common Stock Purchase Warrant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.

4.6 **	Amendment No. 1 to 8% Secured Debenture issued to Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008.

Exhibit No.	Description
10.1 **
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.2 **
Loan Contract between Song Yuan City Yu Qiao Qian’an Hong Xiang Oil and Gas Development Limited Company and Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.3 **
Warranty Deed between Lien holder: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Mortgager: Wang Hongjun, Sun Jishuang is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.4 **
Guarantee Contract between Creditor: Song Yuan City Wu Lan Da Jie Cheng Shi Xin Yong She and Assurer: Song Yuan City Hongxiang Petroleum Technical Services Co., Ltd is incorporated herein by reference from Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on November 23, 2005. (Translated from the original Mandarin)

10.5 **
Qian-112 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company; Song Yuan City Yu Qiao Oil and Gas Development Company Limited, dated as of May 28, 2003 is incorporated by reference from Registrant’s annual report on Form 10-KSB filed with the SEC on April 16, 2007.

10.6 **
Joint Venture Agreement among the Registrant, Ms. Ju GuiZhi and Mr. Wang Hongjun, to form a joint venture limited liability company in China, to be named Song Yuan North East Petroleum Technical Service Co., Ltd is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2006.

10.7 **
Equity Transfer Agreement by and among LongDe Oil & Gas Development Co. Ltd and Song Yuan North East Petroleum Technical Service Co., Ltd. dated June 1, 2005 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

10.8 **	Hetingbao 301 Oilfield Cooperative Development Contract among PetroChina Oil and Gas Company Limited and Chang Ling LongDe Oil and Gas Development Company Limited dated as of May 28, 2003.

10.9 **
Agreement for the Purchase and Sale of Stock among Song Yuan North East Petroleum Technical Service Co., Ltd., China North East Petroleum Holdings, Limited, Ju Guizhi, Ping Wu Wang, Meng Xiangyun, dated January 26, 2007 is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.10 **
Trust Agreement between Bing Wu Wang and Song Yuan North East Petroleum Technical Service Co., Ltd. is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.11 **
Trust Agreement between Meng Xiangyun and Song Yuan North East Petroleum Technical Service Co., Ltd. is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.12 **
Cooperative Development Contract among PetroChina Oil and Gas Company Limited, Jilin Oil Field Branch Company and Song Yuan City Yu Qiao Oil and Gas Development Company Limited dated as May 28, 2003 to develop Qian 112 Oilfield, Da 34 Oilfield and Gu 31 Oilfield is incorporated by reference from Registrant’s Current Report on Form 10-K filed with the SEC on April 16, 2007.

10.13 **
Capital Contribution Agreement dated as of June 29, 2007, by and among the Company, Mr. Hong Jun Wang and Ms. Guizhi Ju is incorporated by reference from Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2007.

10.14 **
Securities Purchase Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.15 **
Security Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.16 **
Agreement of Pledge dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.17 **
Registration Rights Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.18 **
Option Agreement dated February 28, 2008 between the Company and Lotusbox Investments Limited is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

10.19 **
Equity Transfer Agreement dated December 20, 2006 by and between Wang Hong Jun and Ju Gui Zhi for the transfer of equity interest in Song Yuan North East Petroleum Technical Service Co., Ltd. (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.20 **
Equity Transfer Agreement dated March 17, 2008 by and between Sun Peng and Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in Long De (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.21 **
Equity Transfer Agreement dated April 7, 2008 by and between Wang Hong Jun and Wang Bing Wu for the transfer of equity interest in Yu Qiao (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.22 **
Equity Transfer Agreement dated March 17, 2008 by and between Ai Chang Shang and Song Yuan North East Petroleum Technical Service Co., Ltd. for the transfer of equity interest in LongDe (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.23 **
Trust Agreement dated April 18, 2008 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang Hong Jun (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.24 **
Trust Agreement dated October 8, 2006 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang Hong Jun (translated from original Mandarin) is incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on September 1, 2010.

10.25 **
Share Transfer Agreement dated January 19, 2011 by and among Song Yuan North East Oil Technical Services Co., Ltd. And the shareholders of Sunite Right Banner Shengyuan Oil and Gas Technology Development Co., Ltd.  incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 20, 2011

10.26 **
Share Issuance Agreement dated January 19, 2011 by and among China North East Petroleum Holdings Limited and Bellini Holdings Management Ltd. incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 20, 2011

10.27 **	Agreement between Lotusbox Investments Limited and the Company dated March 12, 2011 incorporated by reference from the Annual Report on Form 10-K filed with the SEC on March 16, 2011.

10.28 **
Trust Agreement dated September 29, 2009 by and between Song Yuan North East Petroleum Technical Service Co., Ltd. and Wang HongJun (translated from original Mandarin) is incorporated herein by reference from Registrant’s Annual Report on Form 10-K/A filed with the SEC on DATE of Second Amendment.

10.29 **
Lease Agreement between Jishuang Sun and Songyuan North East Petroleum Technical Service Co. dated June 30 , 2005 (translated from original Mandarin) is incorporated herein by reference from Registrant’s Annual Report on Form 10-K/A filed with the SEC on DATE of Second Amendment.

10.30*	Description of oral agreement between the Company and Mr. Hongjun Wang.

14.1 **	Code of Ethics of China North East Petroleum Holdings, Ltd. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on May 18, 2005.

21.1 **	List of Subsidiaries is incorporated herein by reference from Registrant’s Annual Report on Form 10-K/A filed with the SEC on DATE of Second Amendment.

31.1 *	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer

32.1 *	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China North East Petroleum Holdings, Limited has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

October 3, 2012

CHINA NORTH EAST PETROLEUM HOLDINGS, LIMITED

By:/s/ Jingfu Li
Jingfu Li
Acting Chief Executive Officer

By:/s/ Shaohui Chen
Shaohui Chen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jingfu Li	Acting Chief Executive Officer, Director	October 3, 2012
Jinfgu Li	(Principal Executive Officer)

/s/ Shaohui Chen	Chief Financial Officer (Principal Financial Officer)	October 3, 2012
Shaohui Chen

/s/ Ruishi Hu	Director	October 3, 2012
Ruishi Hu

/s/ John Nicholls	Director	October 3, 2012
John Nicholls

/s/ Wang Hong Jun	Director	October 3, 2012
Wang Hong Jun

/s/ Yau-Sing Tang	Director	October 3, 2012
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

The income tax expense for 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008 (Restated)
Current	$13,822,933	$11,306,176	$8,898,872
Deferred	1,945,484	(4,406,214)	(3,622,236)
Total	$15,768,417	$6,899,962	$5,276,636

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

(a) Proved oil reserves.

The following schedule estimates proved crude oil reserves attributable to the Company. Proved reserves are estimated quantities of oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousands of barrels of oil (MBbls). Geological and engineering estimates of proved oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

 Oil and Natural Proved Reserve

Proved Reserve Quantity Information
Oil
Consolidated entities (Note 1)	(MBbls)

Proved reserves – December 31, 2007	2,469
Revision of previous estimates	(290)
Extensions and discoveries	2,868
Production	(646)
Proved reserves - December 31, 2008	4,401

Extensions and discoveries	2,639
Production	(908)
Proved reserves - December 31, 2009	6,132

Revision of previous estimates	68
Production	(724)
Proved reserves - December 31, 2010	5,476

(Note 1) Reserve attributable to consolidated subsidiaries in which there is a 10 percent noncontrolling interest.

	Proved Producing Reserves, included above	Proved Undeveloped Reserves, included above
	Oil	Oil
Consolidated entities	(MBbls)	(MBbls)
December 31, 2007	1,369	1,099
December 31, 2008	2,633	1,767
December 31, 2009	4,331	1,801
December 31, 2010	3,390	2,086

 (b)      Capitalized costs relating to oil-producing activities.

The following table illustrates the total amount of capitalized costs relating to oil producing activities and the total amount of related accumulated depreciation, depletion and amortization. All oil properties are located in the PRC.

 Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	As of December 31
		(in thousands)
	2010	2009	2008
Proved oil and gas properties	$104,050	$99,371	$84,200
Unproved oil and gas properties	-	-	-
Total property costs	104,050	99,371	84,200
Intangible mining rights	13	13	13
Total capitalized costs	104,063	99,384	84,213
Accumulated depreciation, depletion, amortization and impairment	(62,171)	(53,607)	(29,887)
Net capitalized costs	$41,892	$45,777	$54,326

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

All costs incurred associated with oil activities were incurred in the PRC. Costs incurred in property acquisition, exploration and development activities were as follows:

 Cost Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

	Year ended December 31 (in thousands)
Consolidated entities:	2010	2009	2008

Acquisition of properties costs	$-	$-	$-
Proved	-	-	-
Unproved	-	-	-
Exploration costs	-	-	-
Development costs	1,230	13,922	29,206
Total costs incurred for consolidated entities	$1,230	$13,922	$29,206

(d) Results of Operations for Oil and Gas Producing Activities

Results of operations for producing activities consist of all activities for the exploration, production and sale of oil and gas. Net revenues from production include only the revenues from the production and sale of oil and natural gas. Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Results of Operations for Oil and Gas Producing Activities
	Year ended December 31
	(in thousands)
Consolidated entities:	2010	2009	2008

Revenues	$54,672	$51,081	$58,572
Total revenue	54,672	51,081	58,572
Less costs:
Production costs	(4,113)	(2,869)	(3,848)
Exploration expenses	-	-	-
DD&A	(6,571)	(9,795)	(8,610)
Impairment of oil and gas properties	-	(13,837)	(13,184)
Oil Surcharge	(8,594)	(4,619)	(11,105)
Income before income taxes	35,362	19,941	21,813
Income tax expenses	(8,841)	(4,985)	(5,453)
Results of producing activities for consolidated subsidiaries (excluding corporate overhead and interest costs)	$26,522	$14,956	$16,360

Amortization rate per barrel	$9.08	$10.79	$13.33

(e) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

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

Under the Standardized Measure, for the year ended December 31, 2010 the future cash inflows were estimated by applying an un-weighted 12-month oil price of the first day of each month for the year ended December 31, 2010 (12-month un-weighted average) to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required.

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

Standardized Measure of Discounted Future Cash Flow relating to Proved Oil and Natural Gas Reserves

		Years ended December 31, (in thousands)
Consolidated entities :		2010	2009	2008
Future cash inflows		$423,361	$358,969	$197,236
Future production costs and taxes		(184,490)	(131,750)	(132,312)
Future development costs		(4,946)	(8,881)	(1,173)
Future income tax expense		(42,207)	(39,142)	(209)
Future net cash flow before 10% discount		191,718	179,196	63,542
10% annual discount for estimated timing of cash flows		(66,351)	(64,405)	(11,037)
Standardized measure of discounted future net cash flows	(Note 5)	$125,367	$114,791	$52,505

CHINA NORTH EAST PETROLEUM HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Changes in Standardized Measure of Discounted Future Cash Flow relating to Proved Oil and Natural Gas Reserves

		Years ended December 31, (in thousands)
Consolidated entities:		2010	2009	2008
Beginning of year		$114,791	$52,505	$68,097
Sales and transfer of oil and gas produced during the period		(50,559)	(43,559)	(43,619)
Net change due to extensions, discoveries, and improved recovery		-	21,467	43,373
Net change in sales and transfer prices and in production (lifting) costs related to future production		37,872	88,198	(64,848)
Net change due to revisions in quantity estimates		1,914	52,722	(1,978)
Changes in estimated future development costs		4,221	(550)	15,433
Net change due to purchase and sales of minerals in place		-	-	-
Development costs incurred		1,230	-	5,717
Net change in income taxes		(2,526)	(23,446)	20,358
Accretion of discount		12,527	5,433	9,028
Changes in production rates and other		5,897	(37,979)	944
Aggregate change in the standardized measure of discounted future net cash flows for the year		10,576	62,286	(15,592)
End of year	(Note 5)	$125,367	$114,791	$52,505

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

(Note 5) Includes $12,536,700 attributable to consolidated subsidiaries in which there is a 10 percent noncontrolling interest.